Form 10-Q
PEOPLES BANCSHARES OF POINTE COUPEE PARISH INC
filed 1995-05-22
CIK 720026

May 15, 1995



Security and Exchange Commission
Washington, D.C. 20549

To Whom it May Concern:

Peoples Bancshares of Pointe Coupee Parish, Inc., has amended for quarter ended September 30, 1994 their 10-Q reporting.

Pursuant to Section 208.16 - Reporting Requirements for State
Member Banks Subject to the Security Exchange Act of 1934, part S
(1).

Election permitted of State member banks with total assets of $150 million or less.

     (1) Notwithstanding paragraph (a) of this section or the rules and regulations promulgated by the Commission pursuant to the 1934 act, a state member bank that has total assets of $150 million or less as of the end of its most recent fiscal year and no foreign offices may elect to substitute for the financial statements required by the Commission's Form 10-Q the balance sheet and income statement from the quarterly report of condition required to be filed by such bank with the Board under section 9 of the Federal Reserve Act (12 USC 324) (Federal Financial Institutions Examination Council Forms 033 or 034).

If you have any furthers questions, please feel free to call me at (504) 638-3713.

Sincerely,

Joyce A. York


Joyce A. York
Vice President/Cashier

JAY:jp


                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1995

Commission file number 2-84047

             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

                   POINTE COUPEE PARISH, LA.  72-0995027

                 HIGHWAY 3131, NEW ROADS, LOUISIANA 70760

                              (504)  638-3713

Common Stock, $2.50 Par Value 1,000,000 shares authorized 309,677 issued and 308,577 outstanding as of March 31, 1995

                                   INDEX


             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

               Unaudited consolidated call report balance sheet as of March 31, 1995.

               Unaudited consolidated call report statement of income as of March 31, 1995.

               Unaudited consolidated statement of change in stockholders' equity for the three months ended
               March 31,1995.

               Notes to unaudited consolidated financial statements as of March 31, 1995 and 1994.

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operation's


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings


Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders



SIGNATURES


INCOME STATEMENT
JANUARY 1, 1995 - MARCH 31, 1995


                                     DOLLAR AMOUNTS IN THOUSANDS
-----------------------------------------------------------------

 1. INTEREST INCOME
 a. INTEREST AND FEE INCOME ON LOANS (1), (2):                N/A
 (1) TOTAL LOANS (TO BE COMPLETED ONLY BY THOSE BANKS
 WITH LESS THAN $25 MILLION IN TOTAL ASSETS)
 THE FOLLOWING FOUR ITEMS ARE TO BE COMPLETED ONLY BY THOSE
 BANKS WITH $25 MILLION OR MORE IN TOTAL ASSETS (1), (2)
 (2)  REAL ESTATE LOANS                                       104
 (3)  INSTALLMENT LOANS                                         1
 (4)  CREDIT CARDS AND RELATED PLANS                            0
 (5) COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS         475
 b.  INCOME FROM LEASE FINANCING RECEIVABLES                    0
 c.  INTEREST INCOME ON BALANCES DUE FROM DEPOSITORY
     INSTITUTIONS  (3)                                          9
 d.  INTEREST AND DIVIDED INCOME ON SECURITIES
 (1)  SECURITIES ISSUED BY STATES AND POLITICAL SUBDIVISIONS
      IN U.S.:
 (a)  TAXABLE SECURITIES                                        7
 (b)  TAX-EXEMPT SECURITIES                                     3
 (2)  U.S. GOVERNMENT SECURITIES AND OTHER DEBT SECURITIES    145
 (3)  EQUITY SECURITIES (INCLUDING INVESTMENTS IN MUTUAL FUNDS) 0
 e.  INTEREST INCOME FROM ASSETS HELD IN TRADING ACCOUNTS       0
 f.  INTEREST INCOME ON FEDERAL FUNDS SOLD (4) AND SECURITIES
     PURCHASED UNDER AGREEMENTS TO RESELL                      26
 g.  TOTAL INTEREST INCOME (SUM OF ITEMS 1.a THROUGH 1.f)     770
 2. INTEREST EXPENSE:
 a.  INTEREST ON DEPOSITS
 (1)  TRANSACTION ACCOUNTS (NOW ACCOUNTS, ATS ACCOUNTS AND
      TELEPHONE AND PREAUTHORIZED TRANSFER ACCOUNTS)           44
 (2)  NONTRANSACTION ACCOUNTS
 (a)  MONEY MARKET DEPOSIT ACCOUNTS (MMDAs)                    11
 (b)  OTHER SAVING DEPOSITS                                    33
 (c)  TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE         32
 (d)  ALL OTHER TIME DEPOSITS(1)                              118
 b.  EXPENSE OF FEDERAL FUNDS PURCHASED(2) AND SECURITIES
     SOLD UNDER AGREEMENTS TO REPURCHASE                        0
 c.  INTEREST ON DEMAND NOTES ISSUED TO THE U.S. TREASURY AND ON
     OTHER BORROWED MONEY                                       0
 d.  INTEREST ON MORTGAGE INDEBTEDNESS AND OBLIGATIONS UNDER

 CAPITALIZED LEASES
                             0
 e.  INTEREST ON SUBORDINATED NOTES AND DEBENTURES
                             0
 f.  TOTAL INTEREST EXPENSES (SUM OF ITEMS 2.a THROUGH 2.e)
                           238
 3.  NET INTEREST INCOME (ITEM 1.g MINUS 2.f)
                                  532
 4.  PROVISIONS:
 a.  PROVISION FOR LOAN AND LEASE LOSSES
                                    0
 b.  PROVISION FOR ALLOCATED TRANSFER RISK
                                    0
 5.  NONINTEREST INCOME:
 a.  SERVICE CHARGES ON DEPOSIT ACCOUNTS
                            99
 b.  OTHER NONINTEREST INCOME:
 (1)  OTHER FEE INCOME
                             11
 (2)  ALL OTHER NONINTEREST INCOME
                             3
 c.  TOTAL NONINTEREST INCOME (SUM OF ITEMS 5.a AND 5.b)
                                  113
 6.  a.  REALIZED GAINS (LOSSES) ON HELD-TO-MATURITY SECURITIES
                                    0
 b.  REALIZED GAINS (LOSSES) ON AVAILABLE-FOR-SALE SECURITIES
                                    0
 7.  NONINTEREST EXPENSES:
 a.  SALARIES AND EMPLOYEE BENEFITS
                           164
 b. EXPENSES OF PREMISES AND FIXED ASSETS (NET OF RENTAL INCOME) (EXCLUDING SALARIES AND EMPLOYEE BENEFITS AND MORTGAGE INTEREST)
                            39
 c.  OTHER NONINTEREST EXPENSES
                           104
 d.  TOTAL NONINTEREST EXPENSE (SUM OF ITEMS 7.s THROUGH 7.c.)
                                  307
 8.  INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS
AND OTHER
 ADJUSTMENTS (ITEM 3 PLUS OR MINUS ITEMS 4.a, 4.b, 5.c, 6.a, 6.b,
 AND 7.d)
                                  338
 9.  APPLICABLE INCOME TAXES (ON ITEM 8)
                                  111
10.  INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND OTHER
ADJUSTMENTS
 (ITEMS 8 MINUS 9)
                                  227
11.  EXTRAORDINARY ITEMS AND OTHER ADJUSTMENTS:
 a.  EXTRAORDINARY ITEMS AND OTHER ADJUSTMENTS, GROSS OF INCOME
TAXES                           0
 b.  APPLICABLE INCOME TAXES (ON ITEM 11.a)
                             0
 c.  EXTRAORDINARY ITEMS AND OTHER ADJUSTMENTS, NET OF INCOME
TAXES
 (ITEM 11.a MINUS 11.b)
                                    0
12.  NET INCOME (LOSS)  (SUM OF ITEMS 10 AND 11.c)
                                  227





BALANCE SHEET

ASSETS
 1.  CASH AND BALANCES DUE FROM DEPOSITORY INSTITUTIONS:
 a.  NONINTEREST-BEARING BALANCES AND CURRENCY AND COIN (1), (2)
                           862
 b. INTEREST-BEARING BALANCES (3)
                           688
 2.  SECURITIES:
 a. HELD-TO-MATURITY SECURITIES (FROM SCHEDULE RC-B, COLUMN A)
                           592
 b.  AVAILABLE-FOR-SALE SECURITIES (FROM SCHEDULE RC-B COLUMN D)
                         9,834
 3.  FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS
TO RESELL:
 a.  FEDERAL FUNDS SOLD (4)
                         1,925
 b. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL (5)
                             0
 4. LOANS AND LEASE FINANCING RECEIVABLES:
 a.  LOANS AND LEASES, NET OF UNEARNED INCOME (FROM SCHEDULE
RC-C)               20,133
 b.  LESS:  ALLOWANCE FOR LOAN AND LEASE LOSSES
                 684
 c.  LESS:  ALLOCATED TRANSFER RISK RESERVE
                   0
 d. LOANS AND LEASES, NET OF UNEARNED INCOME, ALLOWANCE, AND RESERVE (ITEM 4.a MINUS 4.b AND 4.c)
                        19,429
 5.  TRADING ASSETS
                             0
 6.  PREMISES AND FIXED ASSETS (INCLUDING CAPITALIZED LEASES)
                           672
 7.  OTHER REAL ESTATE OWNED (FROM SCHEDULE RC-M)
                           260
 8.  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND ASSOCIATED
COMPANIES
 (FROM SCHEDULE RC-M)
                             0
 9.  CUSTOMERS' LIABILITY TO THIS BANK ON ACCEPTANCES OUTSTANDING
                             0
10.  INTANGIBLE ASSETS (FROM SCHEDULE RC-M)
                             0
11.  OTHER ASSETS (FROM SCHEDULE RC-F)
                           832
12.  a.  TOTAL ASSETS (SUM OF ITEMS 1 THROUGH 11)
                        35,094
 b.  LOSSES DEFERRED PURSUANT TO 12 U.S.C. 1823(J)
                             0
 c.  TOTAL ASSETS AND LOSSES DEFERRED PURSUANT TO 12 U.S.C.
1923(j)
 (SUM OF ITEMS 12.a AND 12.b)
                        35,094

LIABILITIES
13. DEPOSITS:
 a. IN DOMESTIC OFFICES (SUM OF TOTALS OF COLUMNS A AND C FROM
 SCHEDULE RC-E)
                        30,699
 (1)  NONINTEREST-BEARING (1)
               4,350
 (2)  INTEREST-BEARING
              26,349
 b. IN FOREIGN OFFICES, EDGE AND AGREEMENT SUBSIDIARIES, AND
IBF'S
 (1) NONINTEREST-BEARING
 (2) INTEREST-BEARING
14. FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS
TO
 REPURCHASE:
 a. FEDERAL FUNDS PURCHASED (2)
                             0
 b. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE(3)
                             0
15. a. DEMAND NOTES ISSUED TO THE U.S. TREASURY
                             0
 b. TRADING LIABILITIES
                             0
16. OTHER BORROWED MONEY:
 a. WITH ORIGINAL MATURITY OF ONE YEAR OR LESS
                             0
 b. WITH ORIGINAL MATURITY OF MORE THAN ONE YEAR
                             0
17. MORTGAGE INDEBTEDNESS AND OBLIGATIONS UNDER CAPITALIZED
LEASES                              0
18. BANK'S LIABILITY ON ACCEPTANCES EXECUTED AND OUTSTANDING
                             0
19. SUBORDINATED NOTES AND DEBENTURES
                             0
20. OTHER LIABILITIES (FROM SCHEDULE RC-G)
                           260
21. TOTAL LIABILITIES (SUM OF ITEMS 13 THROUGH 20)
                        30,959
22. LIMITED-LIFE PREFERRED STOCK AND RELATED SURPLUS
                             0

EQUITY CAPITAL
23. PERPETUAL PREFERRED STOCK AND RELATED SURPLUS
                             0
24. COMMON STOCK
                           774
25. SURPLUS (EXCLUDED ALL SURPLUS AND CAPITAL RESERVES
                           651
26. a. UNDIVIDED PROFITS AND CAPITAL RESERVES
                         2,827
 b. NET UNREALIZED HOLDING GAINS (LOSSES) ON AVAILABLE-FOR-SALE
 SECURITIES
                          (117)
27. CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
28. a. TOTAL EQUITY CAPITAL (SUM OF ITEMS 23 THROUGH 27)
                         4,135
 b. LOSSES DEFERRED PURSUANT TO 12 U.S.C. 1823 (j)
                             0
 c. TOTAL EQUITY CAPITAL AND LOSSES DEFERRED PURSUANT TO 12
U.S.C.
 1823 (j)
                         4,135
29. TOTAL LIABILITIES, LIMINTED-LIFE PREFERRED STOCK, EQUITY
CAPITAL,
 AND LOSSES DEFERRED PURSUANT TO 12 U.S.C. (j) (SUM OF ITEMS 21,
22,
 AND 28.c_
                        35,094














             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
   UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY
                FOR THE THREE MONTHS ENDED MARCH 31, 1995.


                                                       1995
1994

COMMON STOCK:

          Balance - Beginning and End of Period        $774
$774
                                                       ======
======

SURPLUS:
          Balance - beginning of period                $651
$651
          Transfer from retained earnings                 0
0

Balance - End of Period                                $651
$651
                                                       ======
======

Unrealized Holding Gain/Loss
          Balance - beginning of period               $(212)    $
0
          Net Gain/Loss                                  97
(75)

Balance - End of Period                               ($115)
$(75)
                                                       ======
======

RETAINED EARNINGS:

          Balance - beginning of period              $2,600
$2,009
          Net Income                                   $227
$216
          Transfer to surplus                             0
0
          Dividends declared                             15
46

          Balance - End of period                    $2,827
$2,179
                                                     =======
=======



The above figures are actual rounded to the nearest thousand.
The accompanying note are an integral part of the financial statements.

             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF MARCH 31, 1995 AND 1994.


NOTE I.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting principles followed by Peoples Bancshares of Pointe Coupee Parish, Inc. and its wholly owned subsidiary, Peoples Bank and Trust of Pointe Coupee Parish, Louisiana, are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis. The principles which significantly affect the determination of financial position, results of operations, changes in stockholders' equity and changes in financial position are summarized below.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements included accounts of Peoples Bancshares of Pointe Coupee Parish, Inc. (the Company), and its wholly owned subsidiary, Peoples Bank and Trust Company of Point Coupee Parish, Louisiana (the Bank). All material intercompany accounts and transactions have been eliminated. Certain reclassification to previously published financial statements have been made to comply with current reporting requirements.

On December 9, 1983, the Bank was merged into Pointe Coupee Parish Bank and the surviving bank, Peoples Bank and Trust of Pointe Coupee Parish, Louisiana, became a wholly owned subsidiary of Peoples Bancshares of Pointe Coupee Parish, Inc. through a one-for-one exchange for all of the outstanding common stock of Peoples Bank and Trust of Pointe Coupee, Louisiana. The reorganization was accounted for as a pooling-of-interest. There were no material transactions prior to December 9, 1983 for Peoples Bancshares of Pointe Coupee Parish, Inc., and therefore the operations of the Company are those of the Bank and all previous periods presented.

REPORTING OF INCOME FOR TAX PURPOSES: With the information of the holding company, Peoples Bancshares of Pointe Coupee Parish,
Inc., the consolidated federal income tax return will be filed for all companies by utilizing the tax method allowed.

INVESTMENT SECURITIES: Investment securities are stated at cost adjusted for accretion of discounts and amortization of premiums. Accretion and amortization are recognized as adjustments to interest income over the holding period of the related investment securities. Security gains and losses are recognized at the time of sale and are determined on an identified security basis.








             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
            NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF MARCH 31, 1995 AND 1994.

NOTE I.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOANS: Loans are stated at the principal amounts outstanding, less earned income and reserve for loans losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using the sum-of-the-months digits method which approximates the interest method. The accrual of interest on a loan is discontinued when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal. Subsequent interest on such loans is recognized as income only when collected. Non-refundable service charges for the origination of loans are recorded as income in the period the related loans are made.

RESERVE FOR LOAN LOSSES: The provision for loan losses charged to operating expenses represents an amount based on past loan loss experience. Additional amounts are added based on management's evaluation of the loan portfolio under current economic conditions. The reserve for loan losses reflects an amount which, in management's judgement, is adequate to absorb potential loan losses.

BANK PREMISES AND EQUIPMENT: Bank premisses and equipment are stated at cost less accumulated deprecation. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the related assets. Such lives range from five to forty years for building and improvements, and from three to ten years for furniture, fixtures and equipment. Expenditures for additions, major renewals and betterments are capitalized, and maintenance and repairs are charged to expenses as incurred. The cost of assets retired or otherwise disposed of the related accumulated depreciation are eliminated from the accounts in the year disposal, and the resulting gain or loss is credited or charged to operations.

FEDERAL INCOME TAXES: Amounts provided for federal income taxes are based on earnings reported for financial statement purposes, adjusted for permanent differences between reported financial and taxable income. Deferred taxes are provided for timing differences related to certain income and expense items which are recognized for financial accounting purposes in one period and for tax purposes in another period.

The federal income taxes benefit resulting from the investment tax credit allowed on the purchase of certain assets is included as a reduction of federal income taxes in the year realized.







             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF MARCH 31, 1995 AND 1994.

(Stated in whole dollars)

NOTE VI:  COMMON STOCK

The Company has 1,000,000 shares of $2.50 par value common stock authorized with 309,677 shares issued and 308,577 outstanding.

The computation of earnings per share and other per share amounts of common stock is based on the actual number of common stock outstanding during each period.

NOTE VII: RETIREMENT PLAN

The Bank has a contributory, trusted, qualified profit sharing plan for all salaried full-time and part-time employees who meet certain age and longevity requirements. The Bank's contributions to the plan are discretionary and is currently matched $.50 to every dollar contributed by eligible employees. Contributions are allocated among eligible participants in proportion to their contributory and the Bank's contributions on their behalf.

NOTE VIII:  COMMITMENTS

In the normal course of business, commitments under letters of credit outstanding were $454,051 at March 31, 1995 and $454,051 at march 31, 1994.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



     YEAR TO DATE NET INCOME THROUGH March 12, 1995 WAS
$356,128.36. CONTINUED STRONG EARNINGS ARE THE RESULTS OF A
REDUCTION IN PROBLEM ASSETS, THEREBY DECREASING THE NEED FOR LOAN
LOSS EXPENSES AND THE CONTINUED INTEREST RATE SPREAD OR MARGIN IN
WHICH WE ARE NOW OPERATING.

     MANAGEMENT CONTINUES TO PLACE STRONG EMPHASIS ON CREDIT
QUALITY AND LOAN LOSS PROVISIONS.



STEPHEN P. DAVID

STEPHEN P. DAVID
PRESIDENT / CEO





PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDING

          No legal proceedings have been instituted against the Company at this time.

ITEM 2.   CHANGES IN SECURITIES

          No changes in securities as of this date.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          No defaults upon securities as of this date.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters have been put to a vote of the security holders.


















                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



             Peoples Bancshares of Pointe Coupee Parish, Inc.



MARCH 31, 1995                Stephen P. David
Date                          Stephen P. David
                              President/C.E.O.

MARCH 31, 1995                Joyce A. York
Date                          Joyce A. York
                              Vice President/Cashier