Form 10-K
period 1997-12-31
PEOPLES BANCSHARES OF POINTE COUPEE PARISH INC
filed 1999-03-31
CIK 720026

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


           Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the Fiscal Year Ended December 31, 1998         Commission File
                                                     Number 2-84047
             Peoples Bancshares of Pointe Coupee Parish, Inc. (Exact name of registrant as specified in its charter)


Louisiana                                             72-0995027
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)


805 Hospital Road                                     70760
New Roads, Louisiana                                  (Zip Code)
(Address of principal executive offices)


Registrant's Telephone Number, including area code:  (225) 638-3713


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:



                       Common Stock, $2.50 Par Value
                             (Title of Class)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes X    No

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant:
$6,915,639

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $2.50 Par Value, 308,577 shares outstanding as of March 31, 1999.

                      Documents Incorporated by Reference


        Document                                    Part of Form 10-K

"Consolidated Financial Statements for              Part I and Part II
   Years Ended December 31, 1998, 1997 and
   1996 and Independent Auditors' Report"



Item 1:    Business

     Peoples Bancshares of Pointe Coupee Parish, Inc. (the Corporation) was incorporated under the laws of the State of Louisiana in 1983. On December 9, 1983, Peoples Bank and Trust Company (the Bank) was reorganized as a subsidiary of the Corporation. Prior to December 9, 1983, the corporation had no
activity.   The Corporation is currently engaged, through its subsidiary, in banking and related business. The Bank is the Corporation's principal asset and primary source of income.


The Bank

     The Bank incorporated under the State Banking Laws in 1979 and received its charter on March 31, 1980. It is in the business of gathering funds by accepting checking, savings, and other time-deposit accounts and reemploying these by making loans and investing in securities and other interest bearing assets. The Bank is a full service commercial bank. Some of the major services which it provides include checking, NOW accounts, money market investments, money market checking, savings and other time deposits of various types, loans for business, agriculture, real estate, personal use, home improvement, automobile, and a variety of other types of loans and services including letters of credit, safe deposit rental, bank money orders, cashiers checks, credit cards, and wire transfers.

     The State of Louisiana and various agencies of Parish (County) Government deposits public funds with the Bank. As of December 31, 1998, $1,767,884 were on deposit representing 5.32% of total deposits outstanding. Of this total, $1,670,211 represented demand deposits and $97,673 were time deposits. The weighted average interest rate on these deposits was 4.43%. The maturity of these deposits range from fifteen days to twelve months.

     The Bank's general and primary market area is in Pointe Coupee Parish which has apopulation of approximately 25,000. Population of Pointe Coupee has experienced little growth since inception of the bank.

     The Bank faces keen competition from three other banks operating in nine locations throughout the parish. At present time, Peoples Bank has approximately the same asset base as Guaranty Bank. The largest bank in the parish as of December 31, 1998 was Regions Bank of Alabama, New Roads Branch,
 which had in excess of $30 billion in assets nationwide. Regions Bank of Alabama acquired the former Bank of New Roads in August of 1994, and it operated as a separate bank until the summer of 1995, at which time it was merged into the Regions Bank of Louisiana system. Regions Bank of Louisiana was merged into Regions Bank of Alabama during 1998. The other banks operating in Pointe Coupee are Guaranty Bank and Trust Company which had total assets of approximately $41 million as of December 31, 1998 and Cottonport Bank, which opened a branch in 1998 with assets of approximately
 $135 million on December 31, 1998. Additional competition for deposits and loans comes from banks and non-banks (credit unions, brokerage houses, etc.)
 in Baton Rouge, the capital city of Louisiana, which is 35 miles from New
Roads.

Supervision and Regulation

     The Bank is subject to regulation and regular examinations by the State Banking Department and by the Federal Deposit Insurance Corporation.
Applicable regulations relate to reserves, investments, loans, issuance of securities, establishment of branches and aspects of its operations.

    The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the Act), and is thereby subject to the provisions of the Act and to regulation by the Board of Governors of the Federal Reserve System (the Board).

    The Act requires the Corporation to file with the Board an annual report containing such information as the Board may require. The Board is authorized by the Act to examine the Corporation and all its activities.
 The activities that may be engaged in by the Corporation and its subsidiary are limited by the Act to those so closely related to banking or managing or controlling banks, the Board must consider whether its performance by an affiliate of a holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that out-weigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Board has adopted regulations implementing the provisions of the Act with respect to the activities of bank holding companies. Such regulations reflect a determination by the Board that the following activities are permissible for bank holding companies: (1) making, for its own account or for the account of others, loans such as would be made, for example, by a mortgage, finance or factoring company; (2) operating as an industrial bank; (3) servicing loans; (4) acting as a fiduciary; (5) acting as an investment trust or a real estate investment trust; (6) leasing personal or real property, where the lease is to serve as the functional equivalent of an extension of credit to the lessee of the property; (7) investing in community welfare corporations or projects; (8) providing bookkeeping and data processing services for a bank holding company and its subsidiaries, or storing and processing certain other banking, financial or related economic data; (9) acting as insurance agent or broker with respect to certain kinds of insurance, principally insurance issued in connection with extensions of credit by the holding company or any of its subsidiaries; (10) underwriting credit life and credit accident and health insurance related to extensions of credit; (11) providing courier services for documents and papers related to banking transactions; (12) providing management consulting advice to non-affiliated banks; and (13) selling money orders, travelers checks and
 U.S. Savings Bonds. In each case, the Corporation must secure the approval of the Board prior to engaging in any of these activities.

     Whether or not a particular non-banking activity is permitted under the Act, the Board is authorized to require a holding company to terminate any activity, or divest itself of any non-banking subsidiary, if in its judgement the activity or subsidiaries would be unsound.

     Under the Act the Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

     The Board of Directors of the Corporation has no present plans or intentions to cause the Corporation to engage in any substantial business activity which would be permitted under the Louisiana Act but which is not permitted to the Bank; however, a significant reason for formation of the one-bank holding company is to take advantage of the additional flexibility afforded by that structure if the Board of Directors of the Corporation concludes that such action would be in the best interest of stockholders.

     With certain exceptions, the Bank is restricted by Sections 22 and 23A of the Federal Reserve Act and Section 18(j) of the Federal Deposit Insurance Corporation Act from extending credit or making loans to or investments in the Corporation.




Statistical Information

     The following tables contain additional information concerning the business and operations of the Registrant and its subsidiary and should be read in conjunction with the Consolidated Financial Statements of the Registrant and Management's Discussion and Analysis of Operations.


I. Distribution of Assets, Liabilities and Stockholders' Equity Interest Rates and Interest Differential

                                      (In Thousands)
                               1998                            1997
                             Amount                          Amount
                   Average    Earned   Yield/     Average     Earned   Yield/
                   Balance   or Paid    Rate      Balance    or Paid    Rate
Assets:           -------   -------    ------    -------    -------    ------
Interest earning
      assets
Loans and Leases  $30,435   $3,006      9.88%   $25,866    $2,672     10.33%
 Taxable
   securities       5,114      313      6.12%     7,708       480      6.22%
 Tax exempt
   securities
  (tax equivalent
       yields)        759       46      9.00%       764        45      8.90%
 Federal funds
      sold and
  time deposits
  with other banks  1,892      100      5.29%     3,182       175      5.49%
                   -------    -------   ------    -------   -------    ------
 Total interest
  earning assets   38,200    3,415      9.07%    37,520     3,372      8.99%
                   -------   ------              -------    ------
Non-interest
earnings assets:
 Cash and due
    from banks      1,745                         1,888
 Bank premises
     and equipment    670                           574
 Other assets         777                           818
Allowance for
    Loan Losses      (873)                         (875)
                   -------                       -------
    Total assets  $40,519                       $39,925
                   =======                       =======

                      LIABILITIES AND STOCKHOLDERS'EQUITY
Interest bearing
    Liabilities:
  Deposits
  Savings account  $5,930      162      2.73%    $5,920      $158      2.67%
  NOW accounts      4,508      155      3.44%     4,913       174      3.54%
  Money market
  investment
       accounts     1,025       24      2.34%     1,278        31      2.43%
  Other time
   deposits        15,291      751      4.91%    16,038       776      4.83%
Federal funds purchased
and securities
sold under
agreements to
    repurchase        300       18      6.00%         5        --      6.00%
Other borrowed
     funds            428       22      5.14%
                    ------    ------    ------     ------      -----    -----
Total interest
     bearing
 Liabilities       27,482    1,132      4.12%    28,154     1,139      4.05%
                   ------    ------              -------    ------
Non-interest
 bearing
  Liabilities
and stockholders'
  equity:
Demand deposits     6,416                         5,542
Other Liabilities     350                           451
Stockholders'
    equity          6,271                         5,778
                  -------                       -------
Total Liabilities
and stockholders'
equity            $40,519                       $39,925
                  =======                       =======
Net interest
    income         $2,333                         $2,233
                  =======                        =======
Margin Analysis
Interest
Income/earnings
assets                                  9.07%                          8.99%
Interest
Expense/earnings
assets                                  4.12%                          4.05%
                                       ------                         ------
Net interest
income/earnings
assets                                 4.95%                           4.94%
                                      ======                          =====




                      1998 Compared with 1997         1997 Compared with 1996
                             Variance due to                 Variance due to
                      ----------------------------- ---------------------------
                      Rate/                          Rate/
                     Volume  Rate  Volume   Total   Volume  Rate  Volume  Total
                     ------ ------ ------- ------   ------ ------ ------ ------
INTEREST INCOME
 Loan and Leases       $472  ($117)  ($21)   $334     $341  ($137)  ($19)  $185
 Taxable securities    (162)    (7)     2    (167)     (45)     9     (1)   (37)
 Tax exempt securities
(tax equivalent yield)   --      1     --       1        4     --     --      4
Federal funds sold and
time deposits with other
 banks                  (71)    (7)     3     (75)     (54)     6     (2)   (50)
                       -----  -----  -----   -----     -----  -----  ----- ----
Total interest
    earning assets      239   (130)   (16)     93      246   (122)   (22)   102


INTEREST EXPENSE
 Savings accounts       --       3     --       3       14     (2)    --     12
 NOW accounts          (14)     (5)    --     (19)     (18)    (5)     1    (22)
 Money market
  investment accounts   (6)     (1)    --      (7)       3     (7)    (1)    (5)
Other time deposit      (36)     13     --     (23)      30      8     --    38
Federal funds purchased
and securities sold
under agreements to
  repurchase             17      --     --      17       (1)    --     --    (1)
  Other borrowed funds   --      --     22      22
                       ------ ------ ------- ------    ------ ------ ------ ----
Total interest bearing
        liabilities     (39)     10     22      (7)      28     (6)    --     22


Net interest income    $278   ($140)  ($38)   $100     $218  ($116)  ($22)   $80
                      =====   ====== =====   ====     ====  ======  =====   ====

I.   Investment Portfolio

For year ended December 31, 1998
                            Govt.
                U.S.       Agency/                Total        MKT
Year          Treasury       Mtg.        Munie    Bk Value    Value

Within
one year       $    -    $     -       $125,346   $125,346    $125,583

After one
year but
within 5 yrs   $    -    $2,851,719    $117,008 $2,968,727  $2,973,404

After 5 yrs
but within
10 yrs                     $799,596     $15,174   $814,770    $836,796

After 10 yrs               $616,206    $499,151 $1,115,357  $1,149,259

Total          $    -    $4,267,521    $756,679 $5,024,200  $5,085,042

Avg.
Yield               -         6.279%      5.228%

% of
Portfolio           -         84.94%      15.06%

III. Loan Portfolio

    Major Classification of loans are summarized as follows:
                        (in thousands)


For year ended Dec. 31,             1998            1997
Real Estate                       $4,766         $ 4,675
Commercial                         9,673           9,676
Agricultural                       7,619           7,475
Individual                         6,785           6,054
Other                                279             255
                                  ------          ------
TOTAL LOANS:                      29,122          28,135
Less Unearned Discount                 -               -
            			    ------	        ------
Net Loans                         29,122          28,135



               Loan Analysis of Principal Subject to Rate Change
                               December 31, 1998



                               1 Year       Over 1 Year       Over 5
                               or Less      Less than 5      Years

1.  Commercial, Financial,
    Agricultural, Real Estate,
    Consumer and Other        $17,696,477    $9,280,149      $2,042,062
    Non-Accrual                                                 103,312
    Average Rate                    8.77%          9.34%          9.17%


Non-performing Loans and Other Problem Assets

     It is managements policy to discontinue accrual of interest on
loans where there is reasonable doubt as to collectibility.   The policy to
place loans on non-accrual status is to normally discontinue accrual of interest when the loan is delinquent 90 days or more, or where circumstances indicate that collection of principal or interest is doubtful, unless the obligation is secured (1) by mortgage on real estate or pledge of securities that have a realizable value sufficient to pay the debt in full; or (2) by guarantee of a financially responsible party. The following tables presents the non-performing loans and other problem assets at December 31, 1997 and 1998. Assets acquired through the default of loans are recorded at the lower of the outstanding loan amount or fair market value of the assets acquired at the time of foreclosure. Reductions from outstanding loan amounts to fair market value are charged against the reserve for possible loan losses. Subsequent adjustments to market valuations are charged to operating expense.

                                    1998               1997

NON-ACCRUAL LOANS                $103,312            $301,334

Restructured Loans                 89,582             150,296

Other Real Estate                 181,925                   4
                                 --------            --------
   TOTAL NON-ACCRUAL & ORE       $374,819            $451,634
                                 ========            ========

Loans Over 90-days past due and still accruing interest:

                                    1998                1997

Commercial                        $   -0-             $ 33,307
Agriculture                           -0-               65,232
Student                              7,700              18,177
Installment                           -0-              105,702
          				    --------            --------
  TOTAL OVER 90-DAYS              $  7,700            $222,418
                                 ===========         ==========

       The effect of non-accruing loans on interest income for 1998 was $9,467. The effect of restructured loans on interest income for 1998 was $751.

     At December 31, 1998, there were no commitments to lend additional funds to debtors whose loans were considered to be non-performing.

     All loans listed above are subject to constant attention by management and their progress is reviewed monthly.

     At the present time, management does not track loan concentrations by Particular industries, but rather by the grouping of types of loan, i.e., Agriculture, Real Estate, Consumer and Commercial. As we are located in an
 Agricultural area, this industry comprises the largest sector, but we attempt to avoid any undue concentration in any particular sector.


IV.  Summary of Loan Loss Experience

     Changes in the allowance for loan losses were as follows:


                                    1998           1997

Balance, January 1,               846,958         920,601
Provision charged to Operations   (46,000)           -0-
Loans charged off                 (38,571)        (66,830)
Recoveries                         89,784          50,966
                                  -------         -------
Balance December 31,              852,171         846,958
                                  =======         =======

    In determining the adequacy of the loan loss reserves, management uses the following formulas: 100% of loans classified loss, 50% of doubtful loans, 5% of substandard loans, 0% of savings loans and government guaranteed loans and 1.5% of all other loan types. This analysis is performed on a quarterly basis.

V.   Deposits

Deposits are summarized below:
                                               December 31,
                                             1998            1997

 Demand deposits accounts                $ 6,967,973     $ 6,324,279
     NOW accounts                          4,427,077       4,890,781
     Savings accou                         6,313,596       5,995,025
     Time accounts                        15,447,867      15,709,739
                                        ------------    ------------
                                        $ 33,156,513    $ 32,919,824
                                       =============   =============

Included in deposits are approximately $4,266,000 and $4,205,000 of certificates of deposit in excess of $100,000 at December 31, 1998 and 1997, respectively.

                  Certificate of Deposit Maturity and Rate Analysis

As of December 31, 1998:

                         0-90          91-364         1 Year         Over
                         Days           Days          5 Years       5 Years

Total Certificates   $5,236,208      $7,339,843    $2,871,816      $  -0-
of Deposit
Average Rate              4.33%           4.89%         5.49%          ---

ITEM 2:    Properties

     The main office of the Corporation and Bank are presently located in a two-story office building on State Highway 3131, New Roads, Louisiana. The bank owns one branch located on State Highway 78, Livonia, Louisiana, which is approximately 13 miles from the main office. Additionally, in 1994 the bank purchased from its Other Real Estate portfolio the property directly behind the bank for $75,000. This property was formerly an insurance building and lot. It was acquired in an exchange of properties from Farm Bureau Insurance. All locations are owned free of any mortgages or liens.

ITEM 3:    Legal Proceedings

     There is no threatened or pending litigation against the Corporation, the Bank, or its officers.


ITEM 4:    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



                                    PART II


ITEM 5:    Market Price Dividends on the Registrant's Common Equity and
                Related Stockholder Matters

     The primary market area for the Corporation stock is Pointe Coupee Parish with Peoples Bank and Trust Company acting as registrar and transfer agent. There were approximately 575 shareholders of record as of December 31, 1998. The stock of the Corporation is not listed on any security exchange.

     Due to lack of an active trading market, the Corporation does not have available information to furnish a high and low sales price on the range of bid and asked quotations for its stock. Based on limited inquiries by management, it is believed that less than 3,000 shares traded in 1998. There can be no assurance that the limited inquiries adequately reflect the marketability of the stock.

     In March 1998 Peoples Bancshares declared a special dividend of $.50 per share to all stockholders of record as of March 31, 1998, totaling $154,289. Additionally, In December of 1998, Peoples Bancshares declared a dividend of $.35 per share to all stockholders of record as of November 30, 1998, totaling $108,002.

     Management, will for the foreseeable future, approach the payment of dividends on an annual basis and according to the profitability of the bank in that particular year, as well as considering the long-term capital needs of the bank in the future.

ITEM 6:    Selected Financial Data

                   Condensed Consolidated Statement of Income

For Year Ended Dec. 31,     1998       1997       1996       1995       1994

Interest Income          3,465,179 3,371,808  3,268,130  3,211,553  2,746,784
Interest Expense         1,131,970 1,139,117  1,115,370  1,004,653    832,764

Net Interest Income      2,333,209 2,232,691  2,152,760  2,206,900  1,914,020
Credit (Provision
      for Loan Losses)      46,000      -0-      32,000     32,000     (2,000)

Other non-interest income
and expenses net        (1,004,289) (853,166)  (836,731)  (846,548)  (799,670)

Income Tax
  (Expense) benefit      (452,387)  (465,439)  (442,004)  (469,001)  (316,278)

Net Income (Loss)         922,533    914,086    906,025    923,351    796,072

Per Share:
Net (Income)                $2.99      $2.96      $2.94      $2.99      $2.58

   Cash Dividend         $262,288   $200,575    $200,575  $154,289   $154,304
  Book Value-End of Year    22.41      20.21       17.90     15.72      12.41

Selected Ratios
   Loans to Asset           71.17      71.52       58.69     56.38      57.75
   Loans to Deposits        87.83      85.47       68.51     65.71      65.11
   Deposits to Assets       81.03      83.69       85.66     85.80      88.69
   Capital to Assets        16.90      15.85       14.02     13.86      11.05
   Capital to Deposits      20.85      18.95       16.36     16.16      12.46
   Return on Avg. Assets     2.27       2.32        2.34      2.64       2.33
   Return on Avg. Equity    14.70      15.82       17.42     20.77      20.75
   Dividend Payout Ratio      .28        .22         .22       .17        .19

ITEM 7:  Management Discussion and Analysis of Financial Condition
            and Results of Operation

      Peoples Bancshares of Pointe Coupee Parish, Inc., (Bancshares) is a one bank holding company whose sole subsidiary is Peoples Bank and Trust Company of Pointe Coupee Parish, Inc., (the Bank). All items discussed below are attributable to the activities of the Bank unless otherwise stated. This section should be read in conjunction with the consolidated financial statements and related notes and the tables presented in an earlier section of this report.

Year 2000 Compliance

As of year end 1998, Peoples Bank has been examined twice by the F.D.I.C. regarding its Y2K readiness and testing and has been deemed as being in compliance. The Y2K initiative is being managed by a team of internal staff. The team activities are designed to ensure that there is no adverse effect on the Companys core business operations and that transactions with customers, suppliers and financial institutions are fully supported. Our estimates are that we will spend approximately $40,000 on new software, wiring and related costs. While we believe our planning efforts are adequate to address Y2K concerns, there can be no guarantees that the systems of other companies on which our systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The costs of Y2K initiatives is not expected to be material to the results of operation or financial position.


Merger Discussions

	In January of 1999, Peoples Bancshares signed a Letter of Intent to merge with Great Guaranty Bancshares. The new company would be named Peoples Guaranty Bancshares and the new bank would be called Peoples Guaranty Bank. This announcement happened subsequent to the audit report date. The Letter of Intent is conditioned on signing a definitive agreement and if successful, the pending merger would be expected to be complete in the last quarter of 1999.



                               FINANCIAL REVIEW

Summary

     Bancshares consolidated net income for 1998 was $922,533. This represents a Return on Average Assets of 2.27%, which we believe is a good return. This is in comparison to 2.32% for 1997 and 2.34% in 1996.

     Several factors contributed to this continued success. The most important factors were: 1) good interest rate margins; 2) a low level of classified assets; and 3) elimination of loan loss provisions.

     In 1998, charge-offs were $38,571 as compared to $66,830 in 1997, while at the same time we reduced the reserve by $46,000.00 loan losses and recovered $89,784. Provisions for 1997 were $-0- and recoveries were $50,966.

     The prospects for 1999 remain encouraging. The bank continues to note financial stability and deem our reserves as adequate. As a result, the projections for income are good. Additionally, Peoples Bank is deemed to be a well capitalized institution within the guidelines of the FDIC.

     However, we still remain conservative in our view of the economy and current management will maintain that philosophy throughout 1999.

Other Income and Expenses

     Other Income, excluding loan related income, decreased $115,029 or 18.43% in 1998 as compared to 1997. The decrease was due to a difference from a one time sale of other real estate in 1997, but was equal to other income in 1996.

     Other expenses, excluding interest expense increased by $36,094 or 2.44% in 1998 as compared to 1997. Salaries and employee benefits decreased $20,483 or 2.42%.


Income Taxes

     Bancshares files a consolidated federal income tax return. Deferred income taxes are Pro vided using the liability method on items of income or expenses recognized in different time periods for financial statement and income tax purposes.


Statement of Condition

     Total deposits as of December 31, 1998 increased $236,689 or .72% as compared to year end 1997. Non-interest bearing deposits increased $643,694 or 10.18% and interest bearing deposits decreased $407,005 or 1.53%. Total loans excluding loan reserves increased $986,684 or 3.51% and investment securities decreased $2,109,117 or 29.32%. The increase in loans was concentrated primarily in agricultural equipment and consumer related loans. The increase in loans along with the increase in federal funds sold accounted for the decrease in the investment portfolio.


Liquidity Management

     The purpose of liquidity management is to assure the corporation's ability, at an acceptable cost, to raise funds to support asset growth, meet deposit withdrawals, and otherwise operate the Corporation on a continuing basis. The overall liquidity position of the bank is insured by acquisition of additional funds in the form of time deposits, borrowings such as Federal Funds and the sale of maturing of investments.

     In management's opinion, there are no known trends, commitments or uncertainties that will or should have a material effect on deposits or the liquidity position. Additionally, no trends or events were cited by the regulatory authorities.

Capital Adequacy

     The management of capital is a continuous process which consists of providing capital for the current position and the anticipated future growth of the Corporation. The purposes of capital are to serve as a source of funds, protect depositors against losses, and provide a measure of reassurance to the public that the community's needs will continue to be served. Since capital serves a multiplicity of purposes, the evaluation of capital adequacy cannot be made solely in terms of total capital or related ratios.

     Traditionally, the source of additional capital has been retained earnings. However, in the mid 1980's retained earnings were not providing the needed capital. However, due to strong earnings from 1990 - 1998, and large recoveries of charged-off loans, our capital ratio is at an acceptable level. As such, retained earnings should provide the needed capital. Additionally, we will concentrate on the following to provide for our capital needs:

    1.   Increase non-interest income and reduce non-interest expenses
    2.   Maintain an adequate interest rate spread
    3.   Actively pursue previous charged-off loans for recoveries
    4.   Manage our growth rate


     Furthermore, the prospects for 1999 continue to be encouraging. Our capital base continued to grow in 1998; our loan loss reserve is adequate; our net income was extremely good with a Return on Average Assets of 2.27%; loan delinquencies continued to be manageable; and classified assets have remained at a manageable level.

                              ECONOMIC CONDITIONS


     Current economic conditions are slightly above average compared to the previous (5) five years, but are certainly not great. Our asset/liability management strategy helped produced good margins in 1998. However, our strategies remain conservative; therefore, we are positioned as interest rates continue to fluctuate.


Item 8:    Financial Statements  (following on next pages)


Item 9:    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure


           None



                                     PART III


Item 10:   Directors and Executive Officers


 Directors of Bancshares are identified in the following table:

                                     Type of                    Percent
Name                                 Stock            Amount    of
Principal Occupation          Age    Ownership        Owned     Total

Joseph Jefferson David        79     Direct          30,638      9.929

Stephen P. David              41     Direct           4,035      1.308
President and CEO of Peoples       Indirect          19,477      6.312
Bancshares of Pointe Coupee &
Peoples Bank & Trust Company

Frank Ned Foti                63     Direct          24,561      7.959

C. E. Hebert, III             55     Direct           5,588      1.811

Junies W. Hurst               87     Direct           3,888      1.260

Clyde Walker Kimball          57     Direct           5,014      1.625

Camille N. Laborde            71     Direct           5,028      1.629

Norris A. Melancon, Jr.       71     Direct          20,491      6.640

Thomas W. Montgomery, III     59    Direct            3,588      1.163

Joseph Major Thibaut          45    Direct              600       .194
                                  Indirect            1,000       .324

All Directors and Principal         Direct          103,431     33.519
Officers as a Unit (10 Persons)   Indirect           20,477      6.636



                     MANAGEMENT OF THE BANK AND BANCSHARES


Employees

   On December 31, 1998, there were twenty full time employees. This includes the officers of the Corporation and Bank listed below:


                              Executive Officers


Name                        Age   Position Currently Held


Stephen P. David            41    President and CEO of Peoples Bancshares
                                    and Peoples Bank and Trust Company

Joyce A. York               51    Vice President and Cashier of
       	                             Peoples Bank

R. Blain Houston            26    Loan Officer of Peoples Bank

Robin Cashio                48    Branch Manager of Peoples Bank

Kenneth R. Ramagos          43    Assistant Vice - President and
                             Loan Officer of Peoples Bank

Melissa Laborde             35    Loan Review Officer of Peoples Bank

Julie Perrault              38    Administrative Assistant

Mary Posey                  40    Loan Collections Officer

Annie LeBlanc               65    Customer Account Officer



     Ms. York has been with Peoples Bank since inception. Mr. David was elected an officer of the Bank in December of 1983.

     Stephen P. David, Director, CEO, and President of Bancshares and the Bank, age 41. Mr. David joined the Bank on August 3, 1981 and has held many positions, including, Loan Officer; Assistant Vice President; Senior Loan Officer; Senior Vice-President and Assistant Secretary to the Board of Directors prior to being named to his current post on February 1, 1990.

     Bancshares was formed in 1983 and became the Bank's sole shareholder on December 27, 1983, at which time all directors of the Bank became directors of Bancshares. Dates prior to that time reflects service as a Director of the Bank.

     Joseph Jefferson David is the father of Stephen P. David.


Item 11:   Executive Compensation

         a)  Remuneration of Directors and Officers:

      All Executive Officers (President David & Vice President York) had direct cash compensation of $190,732, $181,400, and $162,900 excluding board fees, but including bonuses in 1998, 1997, and 1996, respectively.

      On September 17, 1981, the Board of Directors of the Bank approved a profit sharing plan which conforms to the Internal Revenue Code, Section 401(a). All employees who have been employed by the Bank or a period of six months or more; who are 25 years of age; and who have at least 1,000 hours of service annually may participate in the profit sharing plan. No contributions were made to the plan in 1998.



     In January 1990 the Board of Directors approved a 401(k) savings plan which conforms to the Internal Revenue Code. All employees who have been employed by the bank for a period of six months or more were eligible to participate in the plan. Contributions by the bank in 1998 totaled $13,307. The accrued amount at year end totaled $474,828.

     The Bank has a deferred compensation plan available to its directors. At present only one director is participating. Upon retirement, the Bank will pay the director his deferred compensation plus interest, which accrues at the "low Wall Street rate", in 15 equal annual installments beginning the month after retirement. Upon pre-retirement death, the bank will pay his designated beneficiaries the greater of $8,400 a year for 15 years or his deferred compensation and accrued interest. The bank is the owner and beneficiary of an insurance policy on the life of the director.

            The Bank also maintains a supplemental executive retirement plan with its president. Upon retirement, the president will receive $25,000 per year for 20 years, beginning immediately. The bank is the owner and beneficiary of an insurance policy on the life of the president. If employment is terminated "without cause" prior to retirement, the bank will pay the president his accrued benefit, which is based on the number of months of completed service since January, 1996.

     The Board of Directors of Bancshares held twelve (12) regular scheduled meetings during 1998. The Board of Directors of the Bank held twelve (12) regularly scheduled meetings. The Bank has a personnel committee which met one (1) times during 1998, and a loan committee which met twenty-four (24) times during the year. The
Board of Directors held no special meeting during 1998. The Bank also has an audit committee and executive committee which did not meet during 1998.

            The Board of Directors of Bancshares and the Bank do not have a nomination committee.

            Directors of Bancshares receive no remuneration for serving in that capacity. Each director of the Bank received a fee of $500 for each regular board meeting. Members of each committee receive $75.00 per meeting attended.


Item 12:  Security Ownership of Certain Beneficial Owners and
            Management

     As of March 31, 1999, Peoples Bancshares had authorized 1,000,000 shares of common stock and of this amount, 308,577 shares were outstanding. Additionally, as of this date, Peoples Bancshares had authorized but unissued 500,000 shares of Series A Preferred stock and 500,000 shares of Series B Preferred stock.

     As of March 31, 1999 the management of Bancshares knew of no other person or group that owned 5% or more of the outstanding stock of Bancshares other than Mr. N. A. Melancon, Jr., with 20,491 shares representing 6.640%; Mr. Frank N. Foti with 24,561 shares representing 7.959%; Mr. J. Jeff David with 30,638 shares representing 9.929% and William C. David* with 19,477 shares representing 6.312%.

     *William C. David has granted a Proxy Authority to his brother, Stephen P. David.


Item 13:   Certain Relationships & Related Transactions

     b)  Transactions with Management:

   From time to time the Bank has extended credit to its Officers and Directors and to businesses in which Officers and Directors own an interest; and the Bank intends to continue this policy because of the deposits, business and the income that these activities generate for the Bank. Such loans are made only with the approval of the Board of Directors.

          At no time in 1998 did these transactions exceed 10% of the equity capital, except for those matters noted below.

    All directors and officers as a group had total loans outstanding at year end 1998 and 1997 of $1,382,362 and $1,213,533 respectively.



                                 PART IV


Item 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


          A.  (1) Financial Statements

The financial statements are listed under Part II, Item 8 of this Report

              (2) Financial Statement Schedules

               The financial statement schedules are listed under Part II,
               Item 8 of this Report.

          B.  Reports on Form 8-K

              None

          C.  Exhibits

              None














Signatures

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

                   PEOPLES BANCSHARES OF POINTE COUPEE
                   PARISH, INC.



                                  By:_________________________________
                                     Joseph M. Thibaut, Sr.
                                     Chairman


    Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



________________________________     ______________________________
Joseph Jefferson David               Clyde Walker Kimball
Director                             Director

________________________________     ______________________________
Frank Ned Foti                       Camille N. LaBorde
Director                             Director


________________________________     ______________________________
Norris A. Melancon, Jr.              C. E. Hebert, III
Director                             Director and Secretary


________________________________     ______________________________
Stephen P. David                     Junies W. Hurst
President/CEO and Director           Director


________________________________     ______________________________
Thomas W. Montgomery, III            Joseph Major Thibaut
Director                             Director









	C O N T E N T S




Independent Auditors' Report


Consolidated Statements of Financial Condition
   December 31, 1998 and 1997


Consolidated Statements of Operations and Comprehensive Income
   Years ended December 31, 1998, 1997, and 1996


Consolidated Statements of Changes in Stockholders' Equity
   Years ended December 31, 1998, 1997, and 1996


Consolidated Statements of Cash Flows
   Years ended December 31, 1998, 1997, and 1996


Notes to Consolidated Financial Statements







	INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Peoples Bancshares of Pointe Coupee Parish, Inc.
New Roads, Louisiana


We have audited the accompanying consolidated statements of financial condition of Peoples Bancshares of Pointe Coupee Parish, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years during the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancshares of Pointe Coupee Parish, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years during the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.




Postlethwaite and Netterville
Baton Rouge, Louisiana
January 26, 1999


         PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                              NEW ROADS, LOUISIANA

                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1998 AND 1997


                                           A S S E T S

                                    1998                 1997
Cash and due from banks           $1,691,500     $   2,265,075

Interest-bearing deposits
in other banks                       394,000           493,000

Federal funds sold                 4,025,000           800,000

Securities available-for-sale      5,085,042         7,194,159

Loans, less allowances for loan
losses of $852,171 and $846,958
at December 31, 1998 and 1997,
Respectively                     28,269,513         27,288,042

Accrued interest receivable         513,129            537,746

Bank premises and equipment,
net of accumulated depreciation     673,598            685,100

Other assets                        264,676             74,068



TOTAL ASSETS                    $40,916,458      $  39,337,190


The accompanying notes are an integral part of these consolidated financial statements.



            PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY

                            NEW ROADS, LOUISIANA


                        YEARS ENDED DECEMBER 31, 1998,
                             1997, AND 1996

          L I A B I L I T I E S   A N D   S T O C K H O L D E R S'
                                E Q U I T Y




                                       1998               1997


CURRENT LIABILITIES
 Deposits:
 Noninterest-bearing            $   6,967,973        $   6,324,279
 Interest-bearing                  26,188,540           26,595,545
 Total deposits                    33,156,513           32,919,824

 Other borrowed funds                 628,000                 -
 Accrued interest payable             100,369               95,895
 Other liabilities                    115,937               84,717
 Total liabilities                 34,000,819           33,100,436


COMMITMENTS AND CONTINGENCIES            -                    -

 STOCKHOLDERS' EQUITY
 Common stock; $2.50 par value;
 1,000,000 shares Authorized;
 309,677 shares issued;
 and 308,577 shares outstanding       774,193              774,193

 Capital Surplus                    1,525,808            1,525,808

 Retained earnings                  4,588,482            3,928,237
 Accumulated other comprehensive
income                                 40,156               21,516
                                    6,928,639            6,249,754

 Less: 1,100 shares held in
treasury  at cost                    (13,000)             (13,000)

 Total stockholders equity         6,915,639            6,236,754

 TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY             $ 40,916,458         $ 39,337,190

        PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                            NEW ROADS, LOUISIANA

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                              1998              1997               1996
 INTEREST INCOME
 Interest on loans        $ 3,006,132       $ 2,671,661        $ 2,487,275
 Interest on
 available-for-sale
    securities                358,338           525,504            544,844
 Interest on
 held-to-maturity
    securities                     -                -               11,783
 Interest on federal
 funds sold                    76,353           128,333            162,721
 Interest on deposits
 in other banks                24,356            46,310             61,507
  Total interest income     3,465,179         3,371,808          3,268,130

 INTEREST EXPENSE

  Interest on deposits     1,092,939          1,138,820          1,114,362
  Interest on federal
  funds purchased             18,085                297              1,008
  Interest on other
  borrowed funds              20,946                -                  -
                           1,131,970          1,139,117          1,115,370


 NET INTEREST INCOME       2,333,209          2,232,691          2,152,760

 Provision (credit) for
 loan losses                (46,000)                -               (32,000)

 NET INTEREST INCOME AFTER
 PROVISION (CREDIT) FOR
 LOAN LOSSES              2,379,209           2,232,691           2,184,760


 NON-INTEREST INCOME
 Service charges on
 deposit accounts           122,414             125,120             126,756
 Other service charges
 and fees                   321,839             316,297             290,846
 Net realized gains on
 sales of
 available-for-sale
 securities                   2,505              14,973              23,558
 Other income                62,233             167,630              67,747
 Total other income         508,991             624,020             508,907


 The accompanying notes are an integral part of these consolidated financial statements.



          PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                            NEW ROADS, LOUISIANA

           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                 1998           1997           1996
 NON-INTEREST EXPENSES
 Salaries and employee
 benefits                    $   826,312     $   846,795    $   750,479
  Occupancy expenses             160,318         148,939        146,304
  Data processing expenses       107,173          72,783         79,245
  Deposit insurance premiums      17,022          14,787         11,999
 Other operating expenses        402,455         393,882        357,611

 Total other expenses          1,513,280       1,477,186      1,345,638
 INCOME BEFORE INCOME          1,374,920       1,379,525      1,348,029

TAX EXPENSE

 Income tax expense              452,387         465,439        442,004

NET INCOME                       922,533         914,086        906,025


OTHER COMPREHENSIVE INCOME
Unrealized holding gains
(losses) arising during           21,145          11,888         (7,342)
 The period, net taxes
 Less: reclassifications
 adjustment for realized gain     (2,505)           (523)       (23,558)

Totals                        $  941,173      $  925,451     $  875,125

COMPREHENSIVE INCOME

 Per common share data:


 Net income                   $     2.99     $      2.96     $     2.94

 Cash dividends               $     0.85     $      0.65     $     0.65

 Average number of shares
 outstanding                     308,577         308,577        308,577

The accompanying notes are an integral part of these consolidated financial statements.

          PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                             NEW ROADS, LOUISIANA
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                  Common Stock                  Capital
                             Shares           Amount             Surplus

Balance at December 31,
1995                      $   309,677       $   774,193       $    550,808
 Net income                        -                -                  -
 Net change in unrealized
 gain (loss)
 On available-for-sale
 securities,
 Net of deferred income
 tax
 Benefit of $15,918                -                -                  -
 Cash dividends declared           -                -                  -

 Balance at December 31,
 1996                         309,677           774,193            550,808

 Net income                        -                -                  -
 Net change in unrealized
 gain (loss)
 On available-for-sale
 securities,
 Net of deferred income
 taxes of $5,854                   -                -                  -              -

 Cash dividend paid                -                -                  -
 Board designated
 transfer from retained
 earnings to capital
 surplus                           -                -             975,000

 Balance at December 31,
 1997                         309,677          774,193          1,525,808

 Net income                       -                -                  -
 Net change in unrealized
 gain (loss)
 on available-for-sale
 securities,
 net of deferred income
 taxes of $9,602                  -                -                  -

 Cash dividends paid              -                -                  -

 Balance at December 31,
 1998                    $    309,677     $    774,193       $  1,525,808

The accompanying notes are an integral part of these consolidated financial statements.

                     Accumulated
                        Other                                        Total
Retained            Comprehensive          Treasury Stock        Stockholders'
Earnings               Income          Shares         Amount         Equity

$  3,484,276     $     41,051          1,100      $   (13,000)   $  4,837,328
     906,025              -               -               -           906,025






         -            (30,900)            -               -           (30,900)
    (200,575)             -               -               -          (200,575)


   4,189,726           10,151           1,100         (13,000)      5,511,878

     914,086              -                -              -           914,086





         -             11,365              -              -            11,365

    (200,575)             -                -              -          (200,575)



    (975,000)             -                -              -               -


   3,928,237           21,516            1,100        (13,000)      6,236,754

     922,533              -                -              -           922,533





         -             18,640              -              -            18,640

    (262,288)             -                -              -          (262,288)


$  4,588,482     $     40,156            1,100    $   (13,000)   $  6,915,639


                                 1998              1997              1996

 Net income                 $    922,533     $    914,086       $    906,025
 Adjustments to reconcile net
 income to net cash
 provided by operating
 activities:
 Gain on sales of other real
 estate                           (2,950)           (523)           (18,258)

 Gain on sales of other assets     3,760        (119,980)               -
 Net realized gains from sales
 and maturities
 of available-for-sale
 securities                       (2,505)        (14,973)           (23,558)
 Net accretion of investment
 security discounts /
 amortization of investment
 security premiums                12,270           3,262            (35,564)
 Provision (credit) for loan
 losses                          (46,000)            -              (32,000)
 Loss (gain) on sales of bank
 premises and equipment              -              (300)             2,821

 Depreciation                     60,714          55,718             48,767

 Net changes in operating
 assets and liabilities:

 Accrued interest receivable      24,617          19,012            (9,480)

 Other assets                    (44,204)          9,585             6,951

 Accrued interest payable          4,474           2,485            (8,834)

 Other liabilities                31,220          39,877            16,249
 Net cash provided by operating
activities                       963,929         908,249           853,119

CASH FLOWS FROM INVESTING
ACTIVITIES

 Proceeds from sales and
 maturities of
 available-for-sale
 securities                    6,139,493       6,740,227        3,665,177
 Proceeds from maturities of
 securities held-to-maturity         -               -            300,000
 Purchases of available-for-
 sale securities              (4,011,896)     (4,546,187)      (5,179,031)
 Net decrease (increase) in
 interest-bearing
 deposits in other banks          99,000         590,000         (199,000)
 Net decrease (increase) in
federal funds sold            (3,225,000)      2,950,000         (450,000)

 Increase in net loans        (1,122,940)     (5,101,067)      (2,514,323)
 Proceeds from sales of other
 assets                           12,650         131,382           35,000
 Proceeds from sales of other
 real estate owned                18,000          10,000           79,324
 Proceeds from sales of bank
 premises and equipment               -              300               -
 Purchases of bank premises
 and equipment                   (49,212)        (73,569)         (63,755)
 Net cash provided by (used
 in) investing activities     (2,139,905)        701,086       (4,326,608)

The accompanying notes are an integral part of these consolidated financial statements.

       PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                           NEW ROADS, LOUISIANA

                         CONSOLIDATED STATEMENTS OF
                                CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1998, 1997, AND
                                  1996


                                   1998              1997            1996


CASH FLOWS FROM FINANCING
ACTIVITIES
Net increase in noninterest-
bearing demand deposit
accounts, savings accounts,
and NOW account               $    498,561      $    131,840    $    175,339
Net increase (decrease) in
time deposits                     (261,872)         (973,601)      3,565,474
Net increase in other
borrowed funds                     628,000               -               -

Dividends paid                    (262,288)         (200,575)       (200,575)
Net cash provided by (used
in) financing activities           602,401        (1,042,336)      3,540,238
Net increase (decrease) in
cash and due from banks           (573,575)          566,999          66,749
Cash and due from banks -
beginning of year                2,265,075         1,698,076       1,631,327

                              $  1,691,500      $  2,265,075    $  1,698,076


Supplemental disclosures of
cash flow information

Cash paid for interest        $  1,127,496      $  1,136,632    $  1,013,487

Cash paid for income taxes    $    468,120      $    424,671    $    415,186

The accompanying notes are an integral part of these consolidated financial statements.


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Peoples Bancshares of Pointe Coupee Parish, Inc. (Bancshares) and its subsidiary conform to generally accepted accounting principles and to the prevailing practices within the banking industry. A summary of significant accounting policies is as follows:

Basis of presentation

The consolidated financial statements include the accounts of Bancshares and its wholly owned subsidiary, Peoples Bank and Trust Company (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of operations

Substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to Peoples Bank and Trust Company. The Bank provides a variety of banking services to individuals and businesses primarily in and around Pointe Coupee Parish, Louisiana. Its primary deposit products are demand deposits, savings deposits, and certificates of deposits, and its primary lending products are agriculture, commercial business, real estate, and consumer loans.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Banks loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors ability to honor their contracts is dependent on local economic conditions and the agricultural industry.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Investment securities

The Bank's investments in securities are classified in two categories and accounted for as follows:

? Securities to be held-to-maturity. Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts which are recognized in interest income using the interest method, over the period to maturity.

? Securities available-for-sale. Available-for-sale securities consist of bonds, notes, and debentures that are available to meet the Bank's operating needs. These securities are reported at fair value as determined by quoted market prices.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in other comprehensive income.

Gains and losses on the sale of investment securities are determined using the specific-identification method. Realized gains (losses) on the sales and maturities of available-for-sale securities are classified as non-interest income and reported as a reclassification adjustment in other comprehensive income.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Foreclosed real estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is subsequently carried at the lower of carrying amount or fair value, less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

Bank premises and equipment

Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation, which is computed using straight-line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 30 years.

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Net Income per share

Net income per share of common stock has been computed on the basis of the weighted average number of shares of common stock outstanding.

Comprehensive income

Comprehensive income is the change in stockholders equity during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes the change in unrealized gains (losses), net of taxes, on available-for-sale securities during the period.

Cash and cash equivalents

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks."


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Off-balance sheet financial instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Fair values of financial instruments

Statement of Financial Accounting Standards (SFAS) No. 107,
Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Bancshares.

The following methods and assumptions were used by Bancshares in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents - the carrying amounts of cash and cash equivalents approximate their fair values.

Interest-bearing deposits in other banks - fair values for interest-bearing deposits in other banks are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

The following methods and assumptions were used by Bancshares in estimating its fair value disclosures for financial instruments:

Investment securities - fair values for investment securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans receivable - for variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (i.e., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit liabilities - the fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings - the carrying amounts of other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest - the carrying amounts of accrued interest approximate their fair values.

Off-balance sheet instruments - fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Reclassification

Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the current year presentation.

2.	INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated statements of financial condition according to managements intent. Securities classified as available-for-sale consisted of the following:

                                     December 31, 1998
                                           Gross          Gross
				                      Amortized   Unrealized     Unrealized        	Fair
                               Cost       Gains         	Losses         Value

U.S. Treasury
securities
and obligations
of other
governmental
entities              $ 3,251,067   $   62,009     $       1,479	  $  3,311,597
	Mortgage-backed
        securities     1,421,533	        3,295	             2,983	    1,421,845
	Other	                  351,600	           -                 -         351,600
                    $  5,024,200	   $   65,304      $       4,462	  $ 5,085,042

                                    		December 31, 1997
                                     	Gross       	      Gross
                      Amortized   Unrealized        Unrealized        Fair
                         Cost        Gains	           Losses 	      Value

U.S. Treasury
securities and
   obligations of
   other
   governmental
   entities        $ 5,856,381    $ 	48,354	     $      9,955	     $ 5,894,780
Mortgage-backed
   securities        1,305,178	       7,300	   	        6,529 	      1,299,379
                   $ 7,161,559    $  49,084	     $     16,484	     $ 7,194,159

Realized gains on sales of securities during the years ended
December 31, 1998, 1997, and 1996 were as follows:

                          	       1998		       1997		       1996
U.S. Treasury securities and
obligations of other
governmental entities          	$	2,505     	$	7,582      	$	23,558
	Mortgage-backed securities	         -			      7,391	           -
                           					$	2,505    	$	14,973	      $	23,558

The amortized costs and estimated market values of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                          			Amortized   	       	Fair
                                             			Cost      	      Value

		Within one year	                         		$	125,346        	$	125,583
		Greater than one but within
	   five years			                           	2,968,727       		2,973,404
		Greater than five but within
	   ten years				                              814,770		         836,796
				Greater than ten years			                1,115,357       		1,149,259
							                                    $	5,024,200      	$	5,085,042

2.	INVESTMENT SECURITIES (continued)

Investment securities with carrying values of approximately
$2,110,000 and $5,280,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

3.	LOANS

The components of loans in the consolidated statements of financial condition were as follows:

                          1998               1997
                      (in thousands)    (in thousands)

Agricultural loans    $  7,619             $  7,475
Commercial loans         9,673                9,676
Real estate loans        4,766                4,675
Consumer loans           6,785                6,054
Other                      279                  255
                        29,122               28,135
Less: allowance
for loan losses       (    852)            (    847)
 Loans, net           $ 28,270             $ 27,288


Changes in the allowance for loan losses during the years ended
December 31, 1998, 1997, and 1996 were as follows:

                                    1998        1997           1996

  Balance - beginning of year    $ 846,958	  $ 920,601	     $	1,020,205
  Provision credited to
  operations                    (   46,000)	        -       (	   32,000)
  Loans charged-off             (   38,571) 	( 109,181)	    (   106,648)
  Recoveries                        89,784	     35,538	     	    39,044
  Balance - end of year          $ 852,171	  $ 846,958	      $  920,601

Impairment of loans having recorded investments of $192,894 at December 31, 1998 and $451,630 at December 31, 1997 has been recognized in conformity with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118. The average recorded investment in impaired loans during 1998 and 1997 was approximately $320,000 and $460,000, respectively. The total allowances for loan losses related to these loans was $22,500 at both December 31, 1998 and 1997.

Interest income on impaired loans, which is recognized when cash payments are received, totaled approximately $8,300, $10,000, and $12,000 during the years ended December 31, 1998, 1997, and 1996, respectively.

The Bank transferred approximately $187,468 and $22,156 of real estate acquired in settlements of loans to other real estate owned and other assets during the years ended December 31, 1998 and 1997, respectively.

	The Bank is not committed to lend additional funds to debtors whose loans have been modified.

4.	BANK PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment are summarized as follows:



                             1998            1997

Land                      $ 100,081       $  100,081
Buildings and
improvements                876,819          869,529
Equipment                   513,844          479,909
                          1,490,744        1,449,519
Less:  accumulated
depreciation             (  817,146)     (   764,419)
		                        $ 673,598      $   685,100
Depreciation expense amounted to $60,714, $55,718, and $48,767 during the years ended December 31, 1998, 1997, and 1996, respectively.

5.	DEPOSITS

Deposits are summarized below:
                                   1998            1997

Demand deposit accounts     $   6,967,973     $   6,324,279
NOW accounts                    4,427,077         4,890,781
Savings accounts                6,313,596         5,995,025
Time accounts                  15,447,867        15,709,739
		                         $   33,156,513     $  32,919,824

At December 31, 1998, the scheduled maturities of all outstanding certificates of deposit were as follows:

                    				  During the
				                      year ending
				                      December 31,    	       Amount

                			  	      1999             	$	12,557,615
					                       2000		               2,319,636
  					                     2001		                 373,302
					                       2002	                 	197,314
					                                        	$	15,447,867

Included in deposits are approximately $4,266,000 and $4,205,000 of certificates of deposit in excess of $100,000 at December 31, 1998 and 1997, respectively. Interest expense on such deposits was approximately $198,000, $200,000, and $187,000 during the years ended December 31, 1998, 1997, and 1996, respectively.

6.	OTHER BORROWED FUNDS

The Bank established a line-of-credit with the Federal Home Loan Bank
(FHLB) during 1998 to provide an additional source of operating capital. The current advances, which totaled $628,000 at December
31, 1998, bore interest at 5.275% and were completely repaid on January 11, 1999.

This line of credit is secured by $351,000 of FHLB stock owned by the Bank and all wholly-owned residential (1-4 units) first mortgage loans.

7.		INCOME TAXES

The source and tax effect of items reconciling income tax expense to the amount computed by applying the federal income tax rates in effect to income before income tax expense for the years ended December 31, 1998, 1997, and 1996 were as follows:



                               1998             1997               1996
                            Amoun		  %      Amount	      %      Amount    %
Income before income
tax expense            $1,374,920  100.0%	 $1,379,525	100.0% $1,348,029 100.0%
Income tax expense
at statutory rate      $  467,473   34.0%  $	 469,039  34.0% $  458,330  34.0%
Tax-exempt interest
Income and
nondeductible
interest cost           (  29,348) ( 2.1) (   	12,077)( 0.9)  (  12,746) (0.9)
Other                      14,262    1.0        8,477	  0.6   (   3,580) (0.3)
                       $  452,387   32.9%   $	465,439	 33.7%  $ 442,004  32.8%

	The components of income tax expense during the years ended December
   31, 1998, 1997, and 1996 were as follows:



                            1998             1997               1996

Current tax expense   $   449,201       $   470,991	       $	406,371
Deferred tax expense
(benefit)                   3,186       (     5,552)        	 35,633
	                     $   452,387       $   465,439	        	442,004

Bancshares records deferred income taxes on the tax effect of temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is less than fifty percent probable. Deferred tax assets (liabilities) were comprised of the following at December 31, 1998 and 1997:

                                   1998      		1997

Depreciation                   ($ 137,708)	($	128,160)
Unrealized gains on
securities                     (   20,686)	(  	11,084)
Gross deferred tax liability   (  158,394)	( 	139,244)

Reserve for loan losses           124,123	   	113,135
Write-downs of foreclosed
property                           13,290	    	24,281
Deferred compensation              19,872	    	13,507
Gross deferred tax assets         157,285	   	150,923
Less:  deferred tax asset
valuation allowance                  -	          -
	Net deferred tax asset
  (liability)                  ($   1,109) ($ 11,679)


8.	EMPLOYEE BENEFITS

The Bank maintains a 401(k) savings plan for which the majority of its employees are eligible. The employer contributes to the plan based on the discretion of the Board of Directors. The Bank matches 50% of employee contributions up to 6% of each employee's salary. The Bank recognized expenses relating to this plan of approximately $13,300, $13,800, and $11,600 during the years ended December 31, 1998, 1997, and 1996, respectively.

The Bank maintains a deferred compensation agreement with a director. Upon retirement, the Bank will pay the director his deferred compensation plus interest. The Bank is the owner and beneficiary of several insurance policies covering the life of this director.

The Bank also maintains a supplemental executive retirement plan agreement with its president. Upon retirement, or in the event of death, the president, or his designated beneficiary, will receive the benefit over 20 years. The Bank is the owner and beneficiary of an insurance policy covering the life of the president. If employment is terminated "without cause" prior to retirement, the Bank will pay the president his accrued benefit, which is based on the number of months of completed service since January, 1996.

9.		FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial. condition. The contract or notional amounts of these instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments recorded on its balance sheet.

	Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. At December 31, 1998, unfunded loan commitments totaled approximately $2,800,000.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 1998, commitments under standby letters of credit totaled approximately $457,000. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Because these instruments have fixed maturity dates, they do not generally present any significant liquidity risk to the Bank.

The Bank has not been required to perform on any financial guarantees during the past three years. The Bank did not incur any losses on such commitments during either 1998, 1997, or 1996.

The estimated fair values of Bancshares financial instruments at December 31, 1998 and 1997 were as follows (in thousands):

				                               1998                  1997
				                       Carrying      Fair     Carrying    Fair
				                       Amount        	Value     Amount     Value
Financial assets:
Cash and due from banks,
 Interest bearing
 deposits in other
 banks, and federal
 funds sold               $ 6,111	     $ 6,111    $  	3,558   	$ 3,558
Securities
 available-for-sale         5,085	       5,085	       7,194	     7,194
Loans receivable (net)     28,270	      28,283	      27,288	    26,901
Accrued interest
 Receivable                   513		         513	         538	       538

Financial liabilities:
Deposit liabilities        33,157	      33,234	      32,920	    32,964
Other borrowed funds          628		         628	          -         -

10.		RELATED PARTY TRANSACTIONS

	In the ordinary course of business, certain officers and directors of the Bank and companies in which they have 10% or more beneficial ownership maintain a variety of banking relationships with the Bank. An analysis of activity during 1998, 1997, and 1996 with respect to loans to officers and directors of the Bank is as follows:

                           1998   	       1997          1996

Balance - beginning
  of year             $  1,213,533	   $  915,967	    $	845,526
  Additions                897,008	      869,256		     443,523
  Payments            (    728,179)    ( 571,690)     (373,082)
Balance - end of year $  1,382,362	  $ 1,213,533 	    $915,967

Included in deposits are deposits from directors, officers, their immediate families, and related companies. These accounts totaled approximately $1,809,000 and $1,080,000 at December
31, 1998 and 1997, respectively.

11.	RESTRICTIONS OF RETAINED EARNINGS

The Bank, as a state chartered Bank, is subject to the dividend restrictions set forth by the Commissioner. Under such restrictions, the Bank may not, without the prior approval of the Commissioner, declare dividends in excess of the sum of the current year's retained net earnings (as defined) plus the retained net earnings (as defined) from the prior year. At December 31, 1998, the Bank could not declare any additional dividends without the approval of the Commissioner.


12.		REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Financial Institutions (as of June 30, 1997) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below (on the following page). There are no conditions or events since that notification that management believes have changed the institution's category.

	The Banks actual capital amounts and ratios as of December 31, 1998 and 1997 are presented below:


                                                         To be well
                         			             		 	            capitalized under
	 	                   For capital 		       	             prompt corrective
		  	                    Actual      adequacy purposes    action provisions
                    Amount   	 Ratio    Amount  	   Ratio 	   Amount  	 Ratio

As of December 31, 1998:

Total capital
(to risk-weighted
assets)          $ 5,962,572   22.7%   $ 2,101,120  >8.0%    $2,626,400 >10.0%
Tier I capital
(to risk-weighted
         assets)   5,634,272   21.5		    1,050,560  >4.0     1,575,840   >6.0
Tier I capital
(to average
        assets)    5,634,272   13.9	     1,617,600  >4.0     2,022,000   >5.0

As of December 31, 1997:

Total capital
(to risk-weighted
      assets)   $  6,575,334   22.5%   $ 2,336,204  >8.0%  $ 2,920,300  >10.0%
Tier I capital
(to risk-weighted
        assets)    6,210,296   21.3		    1,168,120  >4.0     1,752,180   >6.0
Tier I capital
(to average
        assets)    6,210,296   15.2      1,633,240  >4.0     2,041,550   >5.0

13. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK


Most of the Bank's business activity is with customers located within Pointe Coupee Parish. Investments in state and municipal securities involve governmental entities within the Bank's market area. As of December 31, 1998, the Bank's receivables from, guarantees of, and obligations from agriculture loans made to sugar cane, cotton, and wheat farmers were considered a concentration. These loans are generally secured by assets or farm crops, and a large majority of these loans are 90% guaranteed by the Farm Service Agency. The loans are expected to be repaid from cash flow or proceeds from the sale of crops. Loan losses arising from lending transactions with farmers compare favorably with the Bank's loan loss experience on its loan portfolio as a whole.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

	The contractual amounts of credit-related financial instruments such as commitments to extend credit, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.


14.		SUPPLEMENTAL EXPENSE ITEMS

Supplemental expense items during the years ended December 31, 1998, 1997, and 1996 were as follows:


                               1998           1997            1996
Director fees           $     60,000   $     64,600    $    	48,000
Professional fees       $     70,250   $     69,375    $    	69,387

15.	BANK ONLY FINANCIAL STATEMENTS:

                       	STATEMENTS OF FINANCIAL CONDITION
                           	DECEMBER 31, 1998 AND 1997

                                   	A S S E T S

                                        1998             1997

Cash and due from banks         $      1,691,500	$     2,265,075
Interest-bearing deposits
in other banks                           394,000	        493,000
Federal funds sold                     4,025,000	        800,000
Securities available-for-sale          4,537,811	      7,194,159
Loans, less allowances for
loan losses of $852,171
and $846,958 at December 31,
1998 and 1997, respectively           28,269,513	     27,288,042
Accrued interest receivable              509,126	        537,746
Bank premises and equipment, net of
accumulated depreciation                 673,598	        685,100
Other assets                             271,443	         74,068

Total assets                     $    40,371,991 	$   39,337,190

15.		BANK ONLY FINANCIAL STATEMENTS (continued)



	L I A B I L I T I E S   A N D   S T O C K H O L D E R' S   E Q U I T Y

                                 1998        	    1997

LIABILITIES
Deposits:
Noninterest-bearing      $      7,064,431	$    6,329,221
Interest-bearing               26,188,540	    26,595,545
     Total deposits            33,252,971	    32,924,766

Due to parent company             600,000            -
Other borrowed funds              628,000            -
Accrued interest payable          100,369         95,895
Other liabilities                 115,247 	       84,717
Total liabilities              34,696,587	    33,105,378

COMMITMENTS AND CONTINGENCIES          -              -

STOCKHOLDER'S EQUITY
Common stock; $2.50 par
value; 1,000,000 shares
	Authorized; 309,677
shares issued and outstanding     774,193        774,193
Capital surplus                 2,225,808      1,625,808
Retained earnings               2,634,271      3,810,295
Accumulated other
comprehensive income               41,132	        21,516
Total stockholder's equity      5,675,404	     6,231,812

Total liabilities and
stockholders equity      $     40,371,991	$  39,337,190

16.		PARENT ONLY FINANCIAL STATEMENTS


                           	STATEMENTS OF FINANCIAL CONDITION
                               DECEMBER 31, 1998 AND 1997

                                     	A S S E T S

                                        1998            1997
		Cash in subsidiary bank        $      96,458   	$       4,942
	Securities available-for-sale         547,231	             -
			Accrued interest receivable           4,003	             -
			Due from subsidiary bank            600,000	             -
			Investment in subsidiary bank     5,675,404	       6,231,812
				Total assets                 $   6,923,096  	$    6,236,754

L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

LIABILITIES

			Due to subsidiary bank     $       6,767	$           -
			Other liabilities                    690	            -
				Total liabilities                 7,457	            -

STOCKHOLDERS' EQUITY
Common stock; $2.50 par
value; 1,000,000 shares
authorized; 309,677
shares issued; and 308,577
shares outstanding                  774,193	         774,193
Capital surplus                   1,525,808	       1,525,808
Retained earnings                 4,588,482	       3,928,237
				Accumulated other
        comprehensive income         40,156	          21,516
                                  6,928,639	       6,249,754
Less:  1,100 shares held in
treasury - at cost            (      13,000)	  (      13,000)
	Total stockholders'
             equity               6,915,639	       6,236,754

	Total liabilities and
   stockholders equity         $ 6,923,096	 $     6,236,754

16.	PARENT ONLY FINANCIAL STATEMENTS (continued)


                                 	STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                   1998         1997         1996

INCOME
Dividends received from
subsidiary                   $   1,473,394   	$ 208,000	   $  203,075
	Interest on
   available-for-sale
  securities                        32,175           -	           -
	Interest on loan to
  subsidiary                        13,516	          -            -
                                 1,519,085	     208,000	      203,075

EXPENSES
Operating expenses                  20,528        3,743   	     2,198


Income before equity in
undistributed earnings
of subsidiary                    1,498,557      204,257       200,877

		Equity (deficit) in
    Undistributed earnings
   of subsidiary            (      576,024)     709,829	      705,148

NET INCOME                         922,533      914,086	      906,025

OTHER COMPREHENSIVE INCOME
	Unrealized holding gains
  (losses) arising during
		the period, net of taxes         21,145        11,888	  (     7,342)
	Less: reclassification
   adjustment for realized
            gains            (      2,505)    	(    523)  (    23,558)
                                   18,640	       11,365	  (    30,900)

COMPREHENSIVE INCOME         $    941,173	    $ 925,451	  $   875,125

16.	PARENT ONLY FINANCIAL STATEMENTS (continued)


                                 	STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                1998           1997          1996

CASH FLOWS FROM
   OPERATING ACTIVITIES
Net income                $    922,533	   $  914,086   $  906,025
Adjustments to reconcile
net income to net cash
provided by operating
activities:
Increase in accrued
  interest receivable     (      4,003)	          -           -
				Increase in other
        liabilities and due to
					   subsidiary               7,457	           -           -
				Equity in undistributed
      earnings of subsidiary   576,024	   (  709,829) (  705,148)
Net cash provided by
operating activities         1,502,011       204,257     200,877


CASH FLOWS FROM INVESTING
ACTIVITIES
Purchases of
available-for-sale
securities                (5,085,242)           -            -
Proceeds from maturities
of available-for-
				sale securities        4,537,035	           -            -
Advancement of funds to
      subsidiary          (  600,000)           -            -
Net cash used in investing
activities                (1,148,207) 	         -           -


CASH FLOWS FROM FINANCING
ACTIVITIES
Dividends paid           (  262,288)  ( 	200,575)   (   200,575)
Net cash used in
financing activities    (   262,288)  ( 	200,575)   (   200,575)

Net increase in cash         91,516	       3,682            302

Cash - beginning of year      4,942     	  1,260	           958

Cash - end of year      $    96,458    $   4,942  $       1,260
