Form 10-Q/A
period 1999-09-30
PEOPLES BANCSHARES OF POINTE COUPEE PARISH INC
filed 2000-03-30
CIK 720026

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30,1999

Commission file number 2-84047

             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

                   POINTE COUPEE PARISH, LA.  72-0995027

                 HIGHWAY 3131, NEW ROADS, LOUISIANA 70760

                              (225)  638-3713

Common Stock, $2.50 Par Value 1,000,000 shares authorized 309,677 issued and 308,577 outstanding as of September 30,1999

                                   INDEX


             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

               Unaudited consolidated call report balance sheet as of September 30,1999.

               Unaudited consolidated call report statement of income as of September 30, 1999.

               Unaudited consolidated statement of change in stockholders' equity for the three months ended
               September 30, 1999.

               Notes to unaudited consolidated financial statements as of September 30,1999 and 1998.

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders


SIGNATURES

INCOME STATEMENT
JANUARY 1, 1999 - September 30,1999


                                                DOLLAR AMOUNTS IN THOUSANDS
----------------------------------------------------------------------------

1.  INTEREST INCOME
   a. INTEREST AND FEE INCOME ON LOANS (1), (2):                        N/A
     (1) TOTAL LOANS (TO BE COMPLETED ONLY BY THOSE BANKS
     WITH LESS THAN $25 MILLION IN TOTAL ASSETS)
     THE FOLLOWING FOUR ITEMS ARE TO BE COMPLETED ONLY BY THOSE
     BANKS WITH $25 MILLION OR MORE IN TOTAL ASSETS (1), (2)
     (2)  REAL ESTATE LOANS                                             390
     (3)  INSTALLMENT LOANS                                               0
     (4)  CREDIT CARDS AND RELATED PLANS                                  0
     (5) COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS             1,818
   b. INCOME FROM LEASE FINANCING RECEIVABLES                             0
   c. INTEREST INCOME ON BALANCES DUE FROM DEPOSITORY
      INSTITUTIONS  (3)                                                  15
   d. INTEREST AND DIVIDED INCOME ON SECURITIES
     (1)  SECURITIES ISSUED BY STATES AND POLITICAL SUBDIVISIONS
      IN U.S.:
       (a)  TAXABLE SECURITIES
       (b)  TAX-EXEMPT SECURITIES                                        26
     (2)  U.S. GOVERNMENT SECURITIES AND OTHER DEBT SECURITIES          171
     (3)  EQUITY SECURITIES (INCLUDING INVESTMENTS IN MUTUAL FUNDS)16
   e. INTEREST INCOME FROM ASSETS HELD IN TRADING ACCOUNTS                0
   f. INTEREST INCOME ON FEDERAL FUNDS SOLD (4) AND SECURITIES
      PURCHASED UNDER AGREEMENTS TO RESELL                               67
   g. TOTAL INTEREST INCOME (SUM OF ITEMS 1.a THROUGH 1.f)            2,503

2.  INTEREST EXPENSE:
   a. INTEREST ON DEPOSITS
     (1)  TRANSACTION ACCOUNTS (NOW ACCOUNTS, ATS ACCOUNTS AND
      TELEPHONE AND PREAUTHORIZED TRANSFER ACCOUNTS)                     72
     (2)  NON TRANSACTION ACCOUNTS
       (a)  MONEY MARKET DEPOSIT ACCOUNTS (MMDAs)                        17
       (b)  OTHER SAVING DEPOSITS                                       130
       (c)  TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE            178
       (d)  ALL OTHER TIME DEPOSITS(1)                                  397
   b.  EXPENSE OF FEDERAL FUNDS PURCHASED(2) AND SECURITIES
       SOLD UNDER AGREEMENTS TO REPURCHASE                                2
   c.  INTEREST ON DEMAND NOTES ISSUED TO THE U.S. TREASURY AND ON
       OTHER BORROWED MONEY                                              26
   d.  INTEREST ON MORTGAGE INDEBTEDNESS AND OBLIGATIONS UNDER
       CAPITALIZED LEASED                                                 0
   e.  INTEREST ON SUBORDINATED NOTES AND DEBENTURES                      0
   f.  TOTAL INTEREST EXPENSES (SUM OF ITEMS 2.a THROUGH 2.e)           822
3.  NET INTEREST INCOME (ITEM 1.g MINUS 2.f)                          1,681
4.  PROVISIONS:
   a.  PROVISION FOR LOAN AND LEASE LOSSES                              <38>
   b.  PROVISION FOR ALLOCATED TRANSFER RISK                              0
5.  NONINTEREST INCOME:
   a.  SERVICE CHARGES ON DEPOSIT ACCOUNTS                              314
   b.  OTHER NONINTEREST INCOME:
     (1)  OTHER FEE INCOME                                               60
     (2)  ALL OTHER NONINTEREST INCOME                                   63
   c.  TOTAL NONINTEREST INCOME (SUM OF ITEMS 5.a AND 5.b)              437
6. a.  REALIZED GAINS (LOSSES) ON HELD-TO-MATURITY
       SECURITIES                                                         0
   b.  REALIZED GAINS (LOSSES) ON AVAILABLE-FOR-SALE
          SECURITIES                                                      9
7.  NONINTEREST EXPENSES:
   a.  SALARIES AND EMPLOYEE BENEFITS                                   658
   b.  EXPENSES OF PREMISES AND FIXED ASSETS (NET OF
       RENTAL INCOME) (EXCLUDING SALARIES AND EMPLOYEE BENEFITS
       AND MORTGAGE INTEREST)                                           161
   c.  OTHER NONINTEREST EXPENSES                                       353
   d.  TOTAL NONINTEREST EXPENSE (SUM OF ITEMS 7.s THROUGH
               7.c.)                                                  1,172
8.  INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY
    ITEMS AND OTHER ADJUSTMENTS (ITEM 3 PLUS OR MINUS ITEMS
     4.a, 4.b, 5.c, 6.a, 6.b, AND 7.d)                                  993
9.  APPLICABLE INCOME TAXES (ON ITEM 8)                                 299
10. INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND OTHER
    ADJUSTMENTS (ITEMS 8 MINUS 9)                                       694
11. EXTRAORDINARY ITEMS AND OTHER ADJUSTMENTS:
   a.  EXTRAORDINARY ITEMS AND OTHER ADJUSTMENTS, GROSS OF
       INCOME TAXES                                                       0
   b.  APPLICABLE INCOME TAXES (ON ITEM 11.a)                             0
   c.  EXTRAORDINARY ITEMS AND OTHER ADJUSTMENTS, NET OF INCOME
       TAXES (ITEM 11.a MINUS 11.b)                                       0
12. NET INCOME (LOSS)  (SUM OF ITEMS 10 AND 11.c)                       694

BALANCE SHEET

ASSETS
1.  CASH AND BALANCES DUE FROM DEPOSITORY INSTITUTIONS:
   a.  NONINTEREST-BEARING BALANCES AND CURRENCY AND COIN
   (1),(2)                                                            2,060
   b.  INTEREST-BEARING BALANCES (3)                                    394
2.  SECURITIES:
   a.  HELD-TO-MATURITY SECURITIES (FROM SCHEDULE RC-B,
       COLUMN A)
   b.  AVAILABLE-FOR-SALE SECURITIES (FROM SCHEDULE RC-B
       COLUMN D)                                                      5,017
3.  FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER
       AGREEMENTS TO RESELL:
   a.  FEDERAL FUNDS SOLD (4)                                         2,050
   b.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL (5)                0
4.  LOANS AND LEASE FINANCING RECEIVABLES:
   a.  LOANS AND LEASES, NET OF UNEARNED INCOME (FROM
     SCHEDULE RC-C)                                                  31,160
   b.  LESS:  ALLOWANCE FOR LOAN AND LEASE LOSSES                       687
   c.  LESS:  ALLOCATED TRANSFER RISK RESERVE                             0
   d.  LOANS AND LEASES, NET OF UNEARNED INCOME, ALLOWANCE,
     AND RESERVE (ITEM 4.a MINUS 4.b AND 4.c)                        30,473
5.  TRADING ASSETS                                                        0
6.  PREMISES AND FIXED ASSETS (INCLUDING CAPITALIZED
     LEASES)                                                            637
7.  OTHER REAL ESTATE OWNED (FROM SCHEDULE RC-M)                        146
8.  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND                        0
    ASSOCIATED COMPANIES (FROM SCHEDULE RC-M)
9.  CUSTOMERS' LIABILITY TO THIS BANK ON ACCEPTANCES
    OUTSTANDING                                                           0
10. INTANGIBLE ASSETS (FROM SCHEDULE RC-M)                                0
11. OTHER ASSETS (FROM SCHEDULE RC-F)                                   790
12.a.  TOTAL ASSETS (SUM OF ITEMS 1 THROUGH 11)                      41,567
   b.  LOSSES DEFERRED PURSUANT TO 12 U.S.C. 1823(J)                      0
   c.  TOTAL ASSETS AND LOSSES DEFERRED PURSUANT TO 12
       U.S.C. 1923(j) (SUM OF ITEMS 12.a AND 12.b)                   41,567

LIABILITIES
13.  DEPOSITS:
   a.  IN DOMESTIC OFFICES (SUM OF TOTALS OF COLUMNS A AND C
       FROM SCHEDULE RC-E)                                           35,225
     (1)  NONINTEREST-BEARING (1)                  8,584
     (2)  INTEREST-BEARING                        26,641
   b. IN FOREIGN OFFICES, EDGE AND AGREEMENT SUBSIDIARIES,
      AND IBF'S
     (1) NONINTEREST-BEARING
     (2) INTEREST-BEARING
14. FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS
    TO REPURCHASE:
   a. FEDERAL FUNDS PURCHASED (2)                                         0
   b. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE(3)                   0
15.a. DEMAND NOTES ISSUED TO THE U.S. TREASURY                            0
   b. TRADING LIABILITIES                                                 0
16. OTHER BORROWED MONEY:
   a. WITH ORIGINAL MATURITY OF ONE YEAR OR LESS                      1,000
   b. WITH ORIGINAL MATURITY OF MORE THAN ONE YEAR                        0
17. MORTGAGE INDEBTEDNESS AND OBLIGATIONS UNDER CAPITALIZED
    LEASES                                                                0
18. BANK'S LIABILITY ON ACCEPTANCES EXECUTED AND OUTSTANDING              0
19. SUBORDINATED NOTES AND DEBENTURES                                     0
20. OTHER LIABILITIES (FROM SCHEDULE RC-G)                              402
21. TOTAL LIABILITIES (SUM OF ITEMS 13 THROUGH 20)                   36,627
22. LIMITED-LIFE PREFERRED STOCK AND RELATED SURPLUS                      0

EQUITY CAPITAL
23. PERPETUAL PREFERRED STOCK AND RELATED SURPLUS                         0
24. COMMON STOCK                                                        774
25. SURPLUS (EXCLUDED ALL SURPLUS AND CAPITAL RESERVES                2,226
26.a. UNDIVIDED PROFITS AND CAPITAL RESERVES                          1,974
   b. NET UNREALIZED HOLDING GAINS (LOSSES) ON AVAILABLE-
      FOR-SALE SECURITIES                                               <34>
27. CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
28.a. TOTAL EQUITY CAPITAL (SUM OF ITEMS 23 THROUGH 27)               4,940
   b. LOSSES DEFERRED PURSUANT TO 12 U.S.C. 1823 (j)                      0
   c. TOTAL EQUITY CAPITAL AND LOSSES DEFERRED PURSUANT TO
      12 U.S.C. 1823 (j)                                                  0
29. TOTAL LIABILITIES, LIMITED-LIFE PREFERRED STOCK,
    EQUITY CAPITAL, AND LOSSES DEFERRED PURSUANT TO 12
    U.S.C. (j) (SUM OF ITEMS 21, 22, AND 28.c)                       41,567

             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
   UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE THREE MONTHS ENDED SEPTEMBER 30,1999 AND 1998.


                                                1999    1998

COMMON STOCK:

   Balance - Beginning and End of Period        $774    $774
                                               ======  ======

SURPLUS:
   Balance - beginning of period              $2,226  $1,625
         Transfer from retained earnings           0   2,225

   Balance - End of Period                    $2,226  $2,225
                                              ======  ======
 Unrealized Holding Gain/Loss
   Balance - beginning of period               $ (27)  $  22
          Net Gain/Loss                           (7)     24

   Balance - End of Period                       (34)     46
                                               ======   ======
 RETAINED EARNINGS:

   Balance - beginning of period              $2,480  $1,845
          Net Income                             694     702
          Transfer to surplus                      0       0
          Dividends declared                  $1,200      95
          Change in Net Unrealized
               Holding Gain (Loss)                (7)    (24)

   Balance - End of period                    $1,967  $2,547
                                             =======  =======


The above figures are actual rounded to the nearest thousand.
The accompanying note are an integral part of the financial statements.

              PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF SEPTEMBER 30,1999 AND 1998.


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

             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
            NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF SEPTEMBER 30,1999 AND 1998.

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

             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF SEPTEMBER 30,1999 AND 1998.

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

NOTE VIII:  COMMITMENTS

In the normal course of business, commitments under letters of credit outstanding were $317,015 at SEPTEMBER 30,1999 AND
$457,015 at September 30,1998.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


     YEAR TO DATE NET INCOME THROUGH OCTOBER 27,1999 WAS
$807,653.71.  CONTINUED STRONG EARNINGS ARE THE RESULTS OF A
REDUCTION IN PROBLEM ASSETS, THEREBY DECREASING THE NEED FOR LOAN
LOSS EXPENSES AND THE CONTINUED INTEREST RATE SPREAD OR MARGIN IN
WHICH WE ARE NOW OPERATING.

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



             Peoples Bancshares of Pointe Coupee Parish, Inc.



MARCH 13, 2000               Stephen P. David
Date                         Stephen P. David
                             President/C.E.O.

MARCH 13, 2000               Joyce A. York
Date                         Joyce A. York
                             Vice President & Cashier