Form 10-K405
period 1999-12-31
PEOPLES BANCSHARES OF POINTE COUPEE PARISH INC
filed 2000-03-30
CIK 720026

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


           Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the Fiscal Year Ended December 31, 1999     Commission File
                                                Number 2-84047

             Peoples Bancshares of Pointe Coupee Parish, Inc.
          (Exact name of registrant as specified in its charter)


        Louisiana                                   72-0995027
(State or other jurisdiction of                   (I.R.S.Employer
incorporation or organization)                   Identification No.)


        805 Hospital Road                                70760
      New Roads, Louisiana                             (Zip Code)
(Address of principal executive offices)


Registrant's Telephone Number, including area code:  (225) 638-3713


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:



                       Common Stock, $2.50 Par Value
                             (Title of Class)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X_    No ___

     State the aggregate market value of the voting stock held by
nonaffiliates of the registrant:   $7,440,863

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $2.50 Par Value, 308,977 shares outstanding as of March 31, 2000.

                      Documents Incorporated by Reference


        Document                                    Part of Form 10-K

"Consolidated Financial Statements for              Part I and Part II
   Years Ended December 31, 1999, 1998 and
   1997 and Independent Auditors' Report"

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


The Bank
--------

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

     The State of Louisiana and various agencies of Parish (County) Government deposits public funds with the Bank. As of December 31, 1999, $1,576,860 were on deposit representing 5.14% of total deposits outstanding. Of this total, $1,501,818 represented demand deposits and $75,042 were time deposits. The weighted average interest rate on these deposits was 4.47%. The maturity of these deposits range from fifteen days to twelve months.

     The Bank's general and primary market area is in Pointe
Coupee Parish which has a population of approximately 25,000.
Population of Pointe Coupee has experienced little growth since inception of the bank.

     The Bank faces keen competition from three other banks operating in nine locations throughout the parish. At present time, Peoples Bank has approximately the same asset base as Guaranty Bank. The largest bank in the parish as of December 31, 1999 was Regions Bank of Alabama, New Roads Branch, which had in excess of $40 billion in assets nationwide. Regions Bank of Alabama acquired the former Bank of New Roads in August of 1994, and it operated as a separate bank until the summer of 1995, at which time it was merged into the Regions Bank of Louisiana system. Regions Bank of Louisiana was merged into Regions Bank of Alabama during 1998. The other banks operating in Pointe Coupee are Guaranty Bank and Trust Company which had total assets of approximately $41 million as of December 31, 1999 and Cottonport Bank, which opened a branch in 1998 with assets of approximately $140 million on December 31, 1999. Additional competition for deposits and loans comes from banks and non-banks (credit unions, brokerage houses, etc.) in Baton Rouge, the capital city of Louisiana, which is 35 miles from New Roads.


Supervision and Regulation
--------------------------

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


Statistical Information
-----------------------

     The following tables contain additional information concerning the business and operations of the Registrant and its subsidiary and should be read in conjunction with the Consolidated Financial Statements of the Registrant and
Management's Discussion and Analysis of Operations.

I. Distribution of Assets, Liabilities and Stockholders' Equity Interest Rates and Interest Differential



                                                      (In Thousands)
                                             1999                          1998
                                            Amount                         Amount
                                 Average    Earned   Yield/     Average    Earned   Yield/
                                 Balance   or Paid    Rate      Balance    or Paid   Rate
Assets:                         -------   -------    ------    --------   -------   ------
------
 Interest earning assets
 Loans and Leases              $ 30,891   $ 2,950    9.55%     $ 30,435   $3,006     9.88%
 Taxable securities               4,207       282    6.70%        5,114      313     6.12%
 Tax exempt securities
 (tax equivalent yields)            645        38    8.98%          759       46     9.00%
 Federal funds sold and
  time deposits with
  other banks                     2,363       118    4.99%        1,892      100     5.29%
                               ---------    -------  -----      -------   -------    -----
------
 Total interest
earning assets                 $ 38,106     3,388    8.89        38,200    3,465     9.07%
                               ---------    -------  -----      -------   -------    -----
------
Non-interest earnings assets:
 Cash and due from banks       $  1,554                           1,745
 Bank premises and equipment        650                             670
 Other assets                       862                             777
Allowance for Loan Losses          (828)                           (873)
                               ---------                         -------
    Total assets               $ 40,344                        $ 40,519
                               =========                         =======
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing Liabilities:
  Deposits
  Savings account              $  6,335       173    2.73%     $  5,930      162     2.73%
  NOW accounts                    2,826        95    3.36%        4,508      155     3.44%
 Money market
  investment accounts             1,012        22    2.34%        1,025       24     2.34%
  Other time deposits            16,176       773    4.78%       15,291      751     4.91%
Federal funds purchased
and securities sold under
agreements to repurchase             30         2    6.67%          300       18     6.00%
Other borrowed funds                468        27    5.77%          428       22     5.14%
                               ---------    ------   ------       ------    -----  -------

Total interest bearing
 Liabilities                   $ 26,847     1,092    4.07%       27,482    1,132     4.12%
                               ---------    ------               -------    ------
Non-interest
    bearing Liabilities
and stockholders' equity:
Demand deposits                $  7,282                           6,416
Other Liabilities                   383                             350
Stockholders' equity              5,832                           6,271
                               ---------                        -------
Total Liabilities and
stockholders' equity           $ 40,344                        $ 40,519
                               =========                         ======
Net interest income                       $ 2,296                         $2,333
                                           ======                         ======
Margin Analysis
Interest Income/earnings assets                      8.89%                           9.07%
Interest Expense/earnings assets                     4.07%                           4.12%
                                                     ------                          -----
Net interest income/earnings assets                  4.82%                           4.95%
                                                     ======                          =====



                               1999 Compared with 1998         1998 Compared with 1997
                                     Variance due to                 Variance due to
                             ----------------------------- ---------------------------
                             Rate/                          Rate/
                            Volume  Rate  Volume   Total   Volume  Rate  Volume  Total
                            ------ ------ ------- ------   ------ ------ ------  ------
INTEREST INCOME
 Loan and Leases             $ 45   (101)    (2)    (58)   $472   ($117)  ($21)  $334
 Taxable securities           (56)    30     (5)    (31)    162)     (7)     2   (167)
 Tax exempt securities
(tax equivalent yield)        (10)     -      -     (10)     --       1     --      1
Federal funds sold and time
deposits with other banks      25     (6)    (1)     18     (71)     (7)     3    (75)
                             -----  -----  -----   -----   ------  -----  -----  -----
Total interest
    earning assets              4    (77)    (8)    (81)    239    (130)   (16)    93

INTEREST EXPENSE
 Savings accounts              11     --     --      11      --       3     --      3
 NOW accounts                 (59)    (4)     1     (62)    (14)     (5)    --    (19)
 Money market
  investment accounts          (2)    --     --      (2)     (6)     (1)    --     (7)
Other time deposit             43    (20)    (1)     22     (36)     13     --    (23)
Federal funds purchased and
  securities sold under
  agreements to repurchase    (16)     2     (2)    (16)     17      --     --     17
  Other borrowed funds         --      3     --       3      --      22     22
                             -----  -----  ------  -----   ------  -----  -----   -----
Total interest bearing
        liabilities           (23)   (19)    (2)    (44)    (39)     10     22     (7)


Net interest income          $ 27    (58)    (6)    (37)   $278   ($140)  ($38)  $100
                             =====  ====== =====   =====   =====  ======= ====== =====



I.   Investment Portfolio


For year ended December 31, 1999


                            Govt.
                U.S.       Agency/                   Total          Fair
Year          Treasury       Mtg.        Munie       Costs          Value

Within
one year       $    -    $1,500,999    $ 35,475     $1,536,469    $1,517,238

After one
year but
within 5 yrs   $    -    $2,766,032    $ 92,847     $2,858,879    $2,792,038

After 5 yrs
but within
10 yrs                   $        -    $ 98,567     $   98,567    $   95,977

After 10 yrs             $  573,926    $400,910     $  974,836    $  957,160

Total          $    -    $4,840,952    $627,799     $5,468,751    $5,362,413

Avg.
Yield               -          5.85%       5.49%

% of
Portfolio           -         88.52%      11.48%


III. Loan Portfolio

    Major Classification of loans are summarized as follows:
                        (in thousands)


For year ended Dec. 31,                  1999          1998
Real Estate                             $5,502        $4,766
Commercial                              11,085         9,673
Agricultural                             6,442         7,619
Individual                               6,934         6,785
Other                                      589           279
                                        ------        ------
TOTAL LOANS:                            30,552        29,122
Less Unearned Discount                       -             -
                                        ------         ------
Net Loans                               30,552        29,122



               Loan Analysis of Principal Subject to Rate Change
                               December 31, 1999


                                     1 Year       Over 1 Year        Over 5
                                     or Less      Less than 5        Years

1.  Commercial, Financial,
    Agricultural, Real Estate,
    Consumer and Other           $16,663,607     $10,474,695     $3,097,922
    Non-Accrual                                                     315,579
    Average Rate                        9.23%           9.31%         9.33%


Non-performing Loans and Other Problem Assets

     It is management's policy to discontinue accrual of interest on loans where there is reasonable doubt as to collectibility. The policy to place loans on non-accrual status is to normally discontinue accrual of interest when the loan is delinquent 90 days or more, or where circumstances indicate that collection of principal or interest is doubtful, unless the obligation is secured (1) by mortgage on real estate or pledge of securities that have a realizable value sufficient to pay the debt in full; or (2) by guarantee of a financially responsible party. The following tables presents the non-performing loans and other problem assets at December 31, 1999 and 1998. Assets acquired through the default of loans are recorded at the lower of the outstanding loan amount or fair market value of the assets acquired at the time of foreclosure. Reductions from outstanding loan amounts to fair market value are charged against the reserve for possible loan losses. Subsequent adjustments to market valuations are charged to operating expense.

                                     1999            1998

NON-ACCRUAL LOANS                  $315,579       $103,312
Restructured Loans                   89,282         89,582

Other Real Estate                   144,522        181,925
                                   --------        --------
   TOTAL NON-ACCRUAL & ORE         $549,383       $374,819
                                   ========        ========

Loans Over 90-days past due and still accruing interest:

                                   1999            1998

Commercial                        $  117,467      $  -0-
Agriculture                              -0-         -0-
Student                               10,622       7,700
Consumer                                 -0-         -0-
Real Estate                          281,310
                                     -------      -------
 TOTAL OVER 90-DAYS              $   409,399       7,700
                                    ========      ========

       The effect of non-accruing loans on interest income for 1999 was $5,509. The effect of restructured loans on interest income for 1999 was $1,340.

     At December 31, 1999, there were no commitments to lend additional funds to debtors whose loans were considered to be non-performing.

     All loans listed above are subject to constant attention by management and theirprogress is reviewed monthly.

     At the present time, management does not track loan concentrations by particularindustries, but rather by the grouping of types of loan, i.e., Agriculture, Real Estate, Consumer and Commercial. We attempt to avoid any undue concentration in any particular sector.


IV.  Summary of Loan Loss Experience


     Changes in the allowance for loan losses were as follows:


                                   1999            1998

Balance, January 1,                852,171        846,958
Provision charged to Operations    (57,629)       (46,000)
Loans charged off                  (33,424)       (38,571)
Recoveries                          40,427         89,784
                                   --------       --------
Balance December 31,               801,545        852,171
                                   =======        =======

    In determining the adequacy of the loan loss reserves, management uses the following formulas: 100% of loans classified loss, 50% of doubtful loans, 5% of substandard loans, 0% of savings loans and government guaranteed loans and 1.5% of all other loan types. This analysis is performed on a quarterly basis.


V.   Deposits

Deposits are summarized below:
                                                       December 31,
                                                  1999            1998

     Demand deposits accounts                $ 5,700,546    $ 6,967,973
     NOW accounts                              3,357,482      4,427,077
     Savings accounts                          6,021,428      6,313,596
     Time accounts                            15,582,544     15,447,867
                                             ------------    ------------
                                             $30,662,000    $33,156,513
                                             =============  =============

Included in deposits are approximately $4,383,000 and $4,266,000 of certificates of deposit in excess of $100,000 at December 31, 1999 and 1998, respectively.

              Certificate of Deposit Maturity and Rate Analysis

As of December 31, 1999:

                         0-90          91-364         1 Year     Over
                         Days           Days          5 Years    5 Years

Total Certificates   $6,334,523      $7,654,791    $1,593,230    $  -0-
  of Deposit
Average Rate              4.71%           5.22%         5.27%      ---



ITEM 2:    Properties

     The main office of the Corporation and Bank are presently located in a two-storyoffice building on State Highway 3131, New Roads, Louisiana. The bank owns one branch located on State Highway 78, Livonia, Louisiana, which is approximately 13 miles from the main office.
Additionally, in1994 the bank purchased from its Other Real Estate portfolio the property directly behind the bank for $75,000. This property was formerly an insurance building and lot. It was acquired in an exchange of properties from Farm Bureau Insurance. All locations are owned free of any mortgages or liens.


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



                                    PART II


ITEM 5:    Market Price Dividends on the Registrant's Common
               Equity and Related Stockholder Matters

     The primary market area for the Corporation stock is Pointe
Coupee Parish with Peoples Bank and Trust Company acting as registrar and transfer agent. There were approximately 575 shareholders of record as of December 31, 1999. The stock of the Corporation is not listed on any security exchange.

     Due to lack of an active trading market, the Corporation does not have available information to furnish a high and low sales price on the range of bid and asked quotations for its stock. Based on limited inquiries by management, it is believed that less than 3,000 shares traded in 1999. There can be no assurance that the limited inquiries adequately reflect the marketability of the stock.

     In March 1999 Peoples Bancshares declared a special dividend of $.50 per share to all stockholders of record as of March 31,
1999, totaling $154,289.   Additionally, In December of 1999,
Peoples Bancshares declared a dividend of $.35 per share to all stockholders of record as of November 30, 1999, totaling $108,142.

     Management, will for the foreseeable future, approach the payment of dividends on an annual basis and according to the profitability of the bank in that particular year, as well as considering the long-term capital needs of the bank in the future.

ITEM 6:    Selected Financial Data

                   Condensed Consolidated Statement of Income

For Year Ended Dec. 31,           1999         1998        1997          1996         1995

Interest Income               3,387,916     3,465,179    3,371,808     3,268,130    3,211,553
Interest Expense              1,091,748     1,131,970    1,139,117     1,115,370    1,004,653

Net Interest Income           2,296,168     2,333,209    2,232,691     2,152,760    2,206,900
Credit (Provision
      for Loan Losses)           57,629        46,000         -0-         32,000       32,000

Other non-interest income
and expenses net             (1,049,184)   (1,004,289)    (853,166)     (836,731)    (846,548)

Income Tax
  (Expense) benefit            (416,321)     (452,387)    (465,439)     (442,004)    (469,001)

Net Income (Loss)               888,292       922,533      914,086       906,025      923,351

Per Share:
Net (Income)                      $2.88         $2.99        $2.96         $2.94        $2.99

   Cash Dividend               $262,430      $262,288     $200,575      $200,575     $154,289
  Book Value-End of Year          24.08         22.41        20.21         17.90        15.72

Selected Ratios
   Loans to Asset                 77.70         71.17        71.52         58.69        56.38
   Loans to Deposits              99.64         87.83        85.47         68.51        65.71
   Deposits to Assets             77.98         81.03        83.69         85.66        85.80
   Capital to Assets              18.92         16.90        15.85         14.02        13.86
   Capital to Deposits            24.27         20.85        18.95         16.36        16.16
   Return on Avg. Assets           2.26          2.27         2.32          2.34         2.64
   Return on Avg. Equity          12.31         14.70        15.82         17.42        20.77
   Dividend Payout Ratio            .30           .28          .22           .22          .17


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

     Year 2000
     ---------
          As a result of planning and preparation, the Y2K date changeover was met without any problems. Costs directly attributable to Y2K Compliance was less than $7,000.


     Merger Discussions Terminated
     -----------------------------
          All merger discussions between Peoples Bancshares and Great Guaranty Bancshares ceased in the second quarter of 1999.

                               FINANCIAL REVIEW

Summary

     Bancshares consolidated net income for 1999 was $888,292.
This represents a Return on Average Assets of 2.26%, which we believe is a good return. This is in comparison to 2.27% for 1998 and 2.32% in 1997.

     Several factors contributed to this continued success. The most important factors were: 1) good interest rate margins; 2) a low level of classified assets; and 3) elimination of loan loss provisions.

     In 1999, charge-offs were $33,424 as compared to $38,571 in 1998, while at the same time we reduced the reserve by $57,629 and recovered $40,427. Provisions for 1998 were $-0- and recoveries were $35,538


     The prospects for 2000 remain encouraging. The bank continues to note financial stability and deem our reserves as adequate. As a result, the projections for income are good. Additionally, Peoples Bank is deemed to be a well capitalized institution within the guidelines of the FDIC.

     However, we still remain conservative in our view of the economy and current management will maintain that philosophy throughout 2000.

Other Income and Expenses
-------------------------

     Other Income, excluding loan related income, increased $
81,499 or 16.01% in 1999 as compared to 1998. The increase was due to a difference in fee income and rental income.

     Other expenses, excluding interest expense increased by $126,394 or 8.35% in 1999 as compared to 1998. Salaries and employee benefits increased $62,806 or 7.60%.


Income Taxes
------------

     Bancshares files a consolidated federal income tax return.
Deferred income taxes are provided using the liability method on items of income or expenses recognized in different time periods for financial statement and income tax purposes.


Statement of Condition
----------------------
     Total deposits as of December 31, 1999 decreased $2,494,048 or 7.52% as compared to year end 1998. Non-interest bearing deposits increased $1,266,962 or 18.18% and interest bearing deposits decreased $1,227,086 or 4.69%. Total loans excluding loan reserves increased $1,430,119 or 4.91% and cost of investment securities increased $444,551 or 8.85%. The increase in loans was concentrated primarily in commercial and real estate loans. The increase in loans along with the decrease in deposits accounted for the decrease in the federal funds purchased.


Liquidity Management
--------------------

     The purpose of liquidity management is to assure the corporation's ability, at an acceptable cost, to raise funds to support asset growth, meet deposit withdrawals, and otherwise operate the Corporation on a continuing basis. The overall liquidity position of the bank is insured by acquisition of additional funds in the form of time deposits, borrowings such as Federal Funds, Federal Home Loan Bank borrowings, and the sale of maturing of investments.

     In management's opinion, there are no known trends, commitments or uncertainties that will or should have a material effect on deposits or the liquidity position. Additionally, no trends or events were cited by the regulatory authorities.

Capital Adequacy
----------------

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

     Traditionally, the source of additional capital has been retained earnings. Due to strong earnings from 1990 - 1999, and large recoveries of charged-off loans, our capital ratio is at an acceptable level. As such, retained earnings should continue to provide needed capital. Additionally, we will concentrate on the following to provide for our capital needs:

    1.   Increase non-interest income and reduce non-interest expenses
    2.   Maintain an adequate interest rate spread
    3.   Actively pursue previous charged-off loans for recoveries
    4.   Manage our growth rate


     Furthermore, the prospects for 2000 continue to be encouraging. Our capital base continued to grow in 1999; our loan loss reserve is adequate; our net income was extremely good with a Return on Average Assets of 2.26%; loan delinquencies continue to be manageable, although there was an increase in delinquencies over 1998; and classified assets have remained at a manageable level.

                        ECONOMIC CONDITIONS


     Current economic conditions are slightly above average compared to the previous (5) five years, but are certainly not great. Our asset/liability management strategy helped produced good margins in 1999. However, our strategies remain conservative; therefore, we are positioned as interest rates continue to fluctuate.


Item 8:    Financial Statements  (following on next pages)


Item 9:    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure


           None


                            PART III


Item 10:   Directors and Executive Officers


 Directors of Bancshares are identified in the following table:


                                          Type of                   Percent
Name                                       Stock         Amount       of
Principal Occupation               Age    Ownership       Owned      Total

Joseph Jefferson David             80      Direct        30,638      9.916

Stephen P. David                   42      Direct         4,122      1.334
President and CEO of Peoples               Indirect      19,577      6.336
Bancshares of Pointe Coupee and
Peoples Bank & Trust Company

Frank Ned Foti                     64      Direct        24,561      7.949

C. E. Hebert, III                  56      Direct         5,588      1.809

Junies W. Hurst                    88      Direct         3,888      1.258

Clyde Walker Kimball          58         Direct             5,014      1.623

Camille N. Laborde            72         Direct             5,028      1.627

Norris A. Melancon, Jr.       72         Direct            20,491      6.632

Thomas W. Montgomery, III     60         Direct             3,588      1.161

Joseph Major Thibaut          46         Direct               600       .194
                                         Indirect           1,000       .324

Rodney Fontaine               48         Direct               500       .162
                                         Indirect            1,96       .634

Maurice Picard                52         Direct               400       .129
                                                            ------     ------

All Directors and Principal              Direct           104,418     33.795
Officers as a Unit (12 Persons)          Indirect          22,537      7.294




                     MANAGEMENT OF THE BANK AND BANCSHARES


Employees

 On December 31, 1999, there were twenty full time employees.
This includes the officers of the Corporation and Bank listed below:


                               Officers


Name                          Age   Position Currently Held

Stephen P. David              42    President and CEO of Peoples Bancshares
                                    and Peoples Bank and Trust Company

Joyce A. York                 52    Vice President and Cashier of
                                    Peoples Bank

R. Blain Houston              27    Loan Officer of Peoples Bank

Robin Cashio                  49    Branch Manager of Peoples Bank

Kenneth R. Ramagos            44    Assistant Vice - President and
                                    Loan Officer of Peoples Bank

Melissa Laborde               36    Loan Review Officer of Peoples Bank

Mary Posey                    41    Loan Collections Officer

Annie LeBlanc                 66    Customer Account Officer


     Ms. York has been with Peoples Bank since inception.  Mr.
David was elected an officer of the Bank in December of 1983.

     Stephen P. David, Director, CEO, and President of Bancshares and the Bank, age 42. Mr. David joined the Bank on August 3, 1981 and has held many positions, including, Loan Officer; Assistant Vice President; Senior Loan Officer; Senior Vice-President and Assistant Secretary to the Board of Directors prior to being named to his current post on February 1, 1990.

     Bancshares was formed in 1983 and became the Bank's sole shareholder on December 27, 1983, at which time all directors of the Bank became directors of Bancshares. Dates prior to that time reflects service as a Director of the Bank.

     Joseph Jefferson David is the father of Stephen P. David.


Item 11:   Executive Compensation

         a)  Remuneration of Directors and Officers:

           All Executive Officers (President David & Vice
     President York) had direct cash compensation of $200,920, $190,732, and $181,400 excluding board fees, but including bonuses in 1999, 1998, and 1997, respectively.

           On September 17, 1981, the Board of Directors of the Bank approved a profit sharing plan which conforms to the Internal Revenue Code, Section 401(a). All employees who have been employed by the Bank for a period of six months or more; who are 25 years of age; and who have at least 1,000 hours of service annually may participate in the profit sharing plan. No contributions were made to the plan in 1999.



          In January 1990 the Board of Directors approved a 401(k) savings plan which conforms to the Internal Revenue Code. All employees who have been employed by the bank for a period of six months or more were eligible to participate in the plan. Contributions by the bank in 1999 totaled $16,201. The accrued amount at year end totaled $591,712.

          The Bank has a deferred compensation plan available to its directors. At present only two directors are participating. Upon retirement, the Bank will pay the director his deferred compensation plus interest, which accrues at the "low Wall Street rate", in 15 equal annual installments beginning the month after retirement. Upon pre-retirement death, the bank will pay his designated beneficiaries the greater of $8,400 a year for 15 years or his deferred compensation and accrued interest. The bank is the owner and beneficiary of an insurance policy on the life of the director.

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

          The Board of Directors of Bancshares held twelve (12) regular scheduled meetings during 1999. The Board of Directors of the Bank held twelve (12) regularly scheduled meetings. The Bank has a personnel committee which met one
     (1) times during 1999, and a loan committee which met nineteen (19) times during the year. The Board of Directors held no special meeting during 1999. The Bank also has an audit committee and executive committee which did not meet during 1999.

            The Board of Directors of Bancshares and the Bank do not have a nomination committee.

            Directors of Bancshares receive no remuneration for serving in that capacity. Each director of the Bank received a fee of $500 for each regular board meeting. Members of each committee receive $75 per meeting attended.


Item 12:  Security Ownership of Certain Beneficial Owners and Management

     As of March 31, 2000, Peoples Bancshares had authorized 1,000,000 shares of common stock and of this amount, 308,977 shares were outstanding. Additionally, as of this date, Peoples Bancshares had authorized but unissued 500,000 shares of Series A Preferred stock and 500,000 shares of Series B Preferred stock.

     As of March 31, 2000 the management of Bancshares knew of no other person or group that owned 5% or more of the outstanding stock of Bancshares other than Mr. N. A. Melancon, Jr., with 20,491 shares representing 6.632%; Mr. Frank N. Foti with 24,561 shares representing 7.949%; Mr. J. Jeff David with 30,638 shares representing 9.916% and William C. David* with 19,477 shares representing 6.304%.

     *William C. David has granted a Proxy Authority to his brother, Stephen P. David.

Item 13:   Certain Relationships & Related Transactions

     b)  Transactions with Management:

        From time to time the Bank has extended credit to its Officers and Directors and to businesses in which Officers and Directors own an interest; and the Bank intends to continue this policy because of the deposits, business and the income that these activities generate for the Bank. Suchloans are made only with the approval of the Board of Directors.

          At no time in 1999 did these transactions exceed 10% of the equity capital, except for those matters noted below.

          All directors and officers as a group had total loans outstanding at year end 1999 and 1998 of $1,441,636 and $1,382,362 respectively.



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

                   PEOPLES BANCSHARES OF POINTE COUPEE
                   PARISH, INC.




                     By:/s/ Joseph M. Thibaut, Sr.
                          Joseph M. Thibaut, Sr.
                          Chairman


    Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Joseph Jefferson David           /s/ Clyde Walker Kimball
Joseph Jefferson David               Clyde Walker Kimball
Director                             Director

/s/ Frank Ned Foti                   /s/ Camille N. LaBorde
Frank Ned Foti                       Camille N. LaBorde
Director                             Director


/s/ Norris A. Melancon, Jr.          /s/ C. E. Hebert, III
Norris A. Melancon, Jr.              C. E. Hebert, III
Director                             Director and Secretary


/s/ Stephen P. David                 /s/ Junies W. Hurst
Stephen P. David                     Junies W. Hurst
President/CEO and Director           Director


/s/ Thomas W. Montgomery, III        /s/ Joseph Major Thibaut
Thomas W. Montgomery, III            Joseph Major Thibaut
Director                             Director


/s/ Rodney G. Fontaine               /s/ Maurice Picard
Rodney G. Fontaine                   Maurice Picard
Director                             Director

                      Peoples Bancshares of
                   Pointe Coupee Parish, Inc.
                          & Subsidiary



                            [LOGO]



                    1999 Financial Statements

              PEOPLES BANCSHARES OF POINTE COUPEE
                  PARISH, INC. AND SUBSIDIARY

               CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

                        C O N T E N T S
                        ---------------

                                                                   Page

Independent Auditors' Report                                          1
-----------------------------

Consolidated Financial Statements
---------------------------------
Consolidated statements of financial condition                    2 - 3

Consolidated statements of operations and comprehensive income    4 - 5

Consolidated statements of changes in stockholders' equity        6 - 7

Consolidated statements of cash flows                             8 - 9

Notes to Consolidated Financial Statements                       10 - 31
-------------------------------------------

                  INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Peoples Bancshares of Pointe Coupee Parish, Inc.
New Roads, Louisiana


We have audited the accompanying consolidated statements of financial condition of Peoples Bancshares of Pointe Coupee
Parish, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years during the three year period ended
December 31, 1999.   These financial statements are the
responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancshares of Pointe Coupee Parish, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years during the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.


Postlehwaite & Netterville



Baton Rouge, Louisiana
January 21, 2000


  PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                        NEW ROADS, LOUISIANA

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      DECEMBER 31, 1999 AND 1998

                                A S S E T S


                                                               1999              1998
                                                           -------------     -------------

 Cash and due from banks                                   $    738,632      $  1,691,500

 Interest-bearing deposits in other banks                       394,000           394,000

 Federal funds sold                                           1,625,000         4,025,000

 Securities available-for-sale                                5,362,413         5,085,042

 Loans, less allowances for loan losses of $801,545
 and $852,171 at December 31, 1999 and 1998,
 respectively                                                29,750,258        28,269,513

 Accrued interest receivable                                    564,920           513,129

 Bank premises and equipment, net of
 accumulated depreciation                                       626,639           673,598

 Foreclosed real estate                                         144,522           176,925

 Other assets                                                   116,297            87,751
                                                           -------------     -------------
 TOTAL ASSETS                                              $ 39,322,681      $ 40,916,458
                                                           =============     ==============



 The accompanying notes are an integral part of these consolidated financial statements.




   L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y


                                                                          1999               1998

 LIABILITIES
 Deposits:
 Noninterest-bearing                                                  $  5,701,011       $  6,967,973
 Interest-bearing                                                       24,961,454         26,188,540
                                                                      -------------      -------------
 Total deposits                                                         30,662,465         33,156,513

 Other borrowed funds                                                    1,000,000            628,000
 Accrued interest payable                                                  114,376            100,369
 Other liabilities                                                         105,442            115,937
                                                                      -------------      -------------
 Total liabilities                                                      31,882,283         34,000,819
                                                                      -------------      -------------

 COMMITMENTS AND CONTINGENCIES                                                   -                  -

 STOCKHOLDERS' EQUITY
 Common stock; $2.50 par value; 1,000,000 shares authorized;
 309,677 shares issued; and 308,977 and 308,577 shares
 Outstanding at December 31, 1999 and 1998, respectively                   774,193            774,193
 Capital surplus                                                         1,530,320          1,525,808
 Retained earnings                                                       5,214,344          4,588,482
 Accumulated other comprehensive income                                    (70,183)            40,156
                                                                      -------------      -------------
                                                                         7,448,674          6,928,639
 Less: 700 shares and 1,100 shares held in treasury at
 December 31, 1999 and 1998, respectively - at cost
                                                                            (8,276)           (13,000)
                                                                      -------------      -------------
 Total stockholders' equity                                              7,440,398          6,915,639
                                                                      -------------      -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 39,322,681       $ 40,916,458
                                                                      =============      =============


    PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND  SUBSIDIARY
                          NEW ROADS, LOUISIANA

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                            1999              1998               1997
                                                        -------------     -------------      --------------
 INTEREST INCOME
 Interest on loans                                      $  2,949,718      $  3,006,132       $   2,671,661
 Interest on available-for-sale securities                   319,632           358,338             525,504
 Interest on federal funds sold                               98,125            76,353             128,333
 Interest on deposits in other banks                          20,441            24,356              46,310
                                                        -------------     -------------      --------------
 Total interest income                                     3,387,916         3,465,179           3,371,808
                                                        -------------     -------------      --------------

 INTEREST EXPENSE
 Interest on deposits                                      1,062,992         1,092,939           1,138,820
 Interest on federal funds purchased                           1,863            18,085                 297
 Interest on other borrowed funds                             26,893            20,946                   -
                                                        -------------     -------------      --------------
                                                           1,091,748         1,131,970           1,139,117
                                                        -------------     -------------      --------------
 NET INTEREST INCOME                                       2,296,168         2,333,209           2,232,691

 Provision (credit) for loan losses                          (57,629)          (46,000)                  -
                                                        -------------     -------------      --------------

 NET INTEREST INCOME AFTER
 PROVISION (CREDIT) FOR
 LOAN LOSSES                                               2,353,797         2,379,209           2,232,691
                                                        -------------     -------------      --------------
 NON-INTEREST INCOME
 Service charges on deposit accounts                         136,122           122,414             125,120
 Other service charges and fees                              364,313           321,839             315,775
 Net realized gains on sales of
 available-for-sale securities                                 8,587             2,505              14,973
 Other income                                                 81,468            62,233             168,152
                                                        -------------     -------------      --------------
 Total other income                                          590,490           508,991             624,020
                                                        -------------     -------------      --------------

The accompanying notes are an integral part of these consolidated financial statements.



    PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                         NEW ROADS, LOUISIANA

   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                         1999             1998              1997
                                                                      ----------      ------------       ----------
 NON-INTEREST EXPENSES
 Salaries and employee benefits                                      $  889,118      $   826,312       $   846,795
 Occupancy expenses                                                     166,605          160,318           148,939
 Data processing expenses                                               104,024          107,173            72,783
 Deposit insurance premiums                                              17,621           17,022            14,787
 Other operating expenses                                               462,306          402,455           393,882
 Total other expenses                                                 1,639,674        1,513,280         1,477,186
                                                                      ----------      ------------       ----------

 INCOME BEFORE INCOME
 TAX EXPENSE                                                          1,304,613        1,374,920         1,379,525

 Income tax expense                                                     416,321          452,387           465,439
                                                                      ----------      ------------       ----------

 NET INCOME                                                             888,292          922,533           914,086

 OTHER COMPREHENSIVE INCOME
 Unrealized holding gains (losses) arising during
 the period, net of taxes                                               (101,752)          21,145           11,888
 Less: reclassification adjustment for realized gains                     (8,587)          (2,505)            (523)
                                                                     -----------      ------------     -----------
                                                                       (110,339)          18,640            11,365
                                                                     -----------      ------------     ------------
 COMPREHENSIVE INCOME                                                $  777,953       $  941,173       $   925,451
                                                                     ============     ============     ============
 Per common share data:

 Net income                                                          $     2.88       $     2.99       $      2.96
                                                                     ============     ============     ============
 Cash dividends                                                      $     0.85       $     0.85       $      0.65
                                                                     ============     ============     ============
 Average number of shares outstanding                                   308,777          308,577           308,577
                                                                     ============     ============     ============

 The accompanying notes are an integral part of these consolidated financial statements.



         PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                         NEW ROADS, LOUISIANA

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                             Common Stock
                                                       --------------------------        Capital
                                                          Shares        Amount           Surplus
                                                       -----------    -----------     ------------
 Balance at December 31, 1996                            309,677      $  774,193      $   550,808


 Net income                                                    -               -                -

 Net change in unrealized gain (loss)
 on available-for-sale securities,
 net of deferred income taxes of $5,854                        -               -                -

 Cash dividends paid                                           -               -                -

 Board designated transfer from retained
 earnings to capital surplus                                   -               -          975,000
                                                        ---------     -----------     ------------
 Balance at December 31, 1997                            309,677         774,193        1,525,808

 Net income                                                    -               -                -

 Net change in unrealized gain (loss)
 on available-for-sale securities,
 net of deferred income taxes of $9,602                        -               -                -

 Cash dividends paid                                           -               -                -
                                                        ---------     -----------     ------------
 Balance at December 31, 1998                            309,677         774,193        1,525,808

 Net income                                                    -               -                -

 Net change in unrealized gain (loss)
 on available-for-sale securities,
 net of deferred income taxes of $56,841                       -               -                -

 Sale of 400 shares of common
     stock held in the treasury                                -               -            4,512

 Cash dividends paid                                           -               -                -
                                                        ---------     -----------     ------------
 Balance at December 31, 1999                            309,677      $  774,193      $ 1,530,320
                                                        =========     ===========     ============


   The accompanying notes are an integral part of these consolidated financial statements.



                                                       Accumulated
                                                         Other                                         Total
                                    Retained          Comprehensive        Treasury  Stock          Stockholders'
                                    Earnings            Income           Shares        Amount         Equity
                                   -------------     -----------        --------     ----------     ------------
Balance at December 31, 1996       $  4,189,726      $   10,151          1,100       $ (13,000)    $  5,511,878

Net income                              914,086               -              -               -          914,086

Net change in unrealized gain
(loss) on available-for-sale
securities, net of deferred
income taxes of $5,854                        -          11,365              -               -           11,365

Cash dividends paid                    (200,575)              -              -               -         (200,575)

Board designated transfer from
retained earnings to capital
surplus                                (975,000)              -              -               -                -
                                   -------------     -----------        --------     ----------     ------------
Balance at December 31, 1997          3,928,237          21,516          1,100         (13,000)       6,236,754

Net income                              922,533               -              -               -          922,533

Net change in unrealized gain
(loss) on available-for-sale
securities, net of deferred
income taxes of $9,602                        -          18,640              -               -           18,640

Cash dividends paid                    (262,288)              -              -               -         (262,288)
                                   -------------     -----------        --------     ----------     ------------
Balance at December 31, 1998          4,588,482          40,156          1,100         (13,000)       6,915,639

Net income                              888,292               -              -               -          888,292

Net change in unrealized gain
(loss) on available-for-sale
securities, net of deferred
income taxes of $56,841                       -        (110,339)             -               -         (110,339)

Sale of 400 shares of common
stock held in the treasury                    -               -           (400)          4,724            9,236

Cash dividends paid                    (262,430)              -              -               -         (262,430)
                                   -------------     -----------        --------     ----------     ------------
Balance at December 31, 1999       $  5,214,344      $  (70,183)           700       $  (8,276)    $  7,440,398
                                   =============     ===========        =========    ===========   =============


                 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                                       NEW ROADS, LOUISIANA
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                             1999           1998             1997
                                                          ------------   ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $   888,292    $   922,533     $   914,086
 Adjustments to reconcile net income to net cash
 provided by operating activities:
 Gain on sales of other real estate                            (9,297)        (2,950)           (823)
 Loss (gain) on sales of other assets                             526          3,760        (119,980)
 Net realized gains from sales and maturities
 of available-for-sale securities                              (8,587)        (2,505)        (14,973)
 Net accretion of investment security discounts/
 amortization of investment security premiums                   6,815         12,270           3,262
 Provision (credit) for loan losses                           (57,629)       (46,000)              -
 Provision for foreclosed real estate                           4,500              -               -
 Depreciation                                                  62,200         60,714          55,718
 Net changes in operating assets and liabilities:
 Accrued interest receivable                                  (51,791)        24,617          19,012
 Other assets                                                  28,296        (44,204)          9,585
 Accrued interest payable                                      14,007          4,474           2,485
 Other liabilities                                            (10,495)        31,220          39,877
                                                          ------------   ------------    ------------
    Net cash provided by operating activities                 866,837        963,929         908,249
                                                          ------------   ------------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales and maturities of
 available-for-sale securities                              2,282,152      6,139,493       6,740,227
 Purchases of available-for-sale securities                (2,724,932)    (4,011,896)     (4,546,187)
 Net decrease in interest-bearing deposits in
 other banks                                                        -         99,000         590,000
 Net decrease (increase) in federal funds sold              2,400,000     (3,225,000)      2,950,000
 Net increase in loans                                     (1,447,140)    (1,122,940)     (5,101,067)
 Proceeds from sales of other assets                            4,968         12,650         131,382
 Proceeds from sales of other real estate owned                56,450         18,000          10,000
 Proceeds from sales of bank premises and equipment                 -              -             300
 Purchases of bank premises and equipment                     (15,961)       (49,212)        (73,569)
                                                          ------------   ------------    ------------
    Net cash provided by (used in) investing activities       555,537     (2,139,905)        701,086
                                                          ------------   ------------    ------------

    The accompanying notes are an integral part of these consolidated financial statements.


                        PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                                              NEW ROADS, LOUISIANA

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                     1999              1998                1997
                                                                   ------------    -------------        -------------
  CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease ) in noninterest-bearing demand
  deposit accounts, savings accounts, and NOW accounts            $ (2,628,725)    $    498,561         $    131,840
  Net increase (decrease) in time deposits                             134,677         (261,872)            (973,601)
  Net increase in other borrowed funds                                 372,000          628,000                    -
  Proceeds from sales of treasury stock                                  9,236                -                    -
  Dividends paid                                                      (262,430)        (262,288)            (200,575)
                                                                   ------------    -------------        -------------
  Net cash provided by (used in) financing activities               (2,375,242)         602,401           (1,042,336)
                                                                   ------------    -------------        -------------

  Net increase (decrease) in cash and due from banks                  (952,868)        (573,575)             566,999

  Cash and due from banks - beginning of year                        1,691,500        2,265,075            1,698,076
                                                                   ------------    -------------        -------------
  Cash and due from banks - end of year                           $    738,632     $  1,691,500         $  2,265,075
                                                                  =============    =============        =============
  Supplemental disclosures of cash flow information

  Cash paid for interest                                          $  1,077,741     $  1,127,496         $  1,136,632
                                                                  =============    =============        =============
  Cash paid for income taxes                                      $    398,793     $    468,120         $    424,671
                                                                  =============    =============        =============


          The accompanying notes are an integral part of these consolidated financial statements.


 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

    Nature of operations

    Substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to Peoples Bank and Trust Company. The Bank provides a variety of banking services to individuals and businesses primarily in and around Pointe Coupee Parish, Louisiana. Its primary deposit products are demand deposits, savings deposits, and certificates of deposits, and its primary lending products are agriculture, commercial, business, real estate, and consumer loans.

    Use of estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

    The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions and the agricultural industry.

 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Use of estimates (continued)

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

    Investment securities

    The Bank's investments in securities are classified as available-for-sale securities and consist of bonds, notes, and debentures that are available to meet the Bank's operating needs. These securities are reported at fair value as determined by quoted market prices.

    Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of investment securities are determined using the specific-identification method. Realized gains (losses) on the sales and maturities of investment securities are classified as non-interest income and reported as a reclassification adjustment in other comprehensive income.

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

 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

    Income taxes

    Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

    Net Income per share

    Net income per share of common stock has been computed on the basis of the weighted average number of shares of common stock outstanding.

    Comprehensive income

    Comprehensive income is the change in stockholders' equity during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes the change in unrealized gains (losses), net of taxes, on available-for-sale securities during the period.

 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Fair values of financial instruments (continued)

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

      Off-balance  sheet  instruments  -  fair  values  for  off-
      balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

    Reclassification

    Certain  amounts in the 1998 and 1997 consolidated  financial
    statements  have  been  reclassified  to  conform  with   the
    current year presentation.

 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.  INVESTMENT SECURITIES

  Debt  and  equity  securities  have  been  classified  in   the
  consolidated statements of financial condition according to management's intent. Securities classified as available-for-sale consisted of the following:


                                                   December 31, 1999

                                                     Gross         Gross
                                     Amortized     Unrealized    Unrealized        Fair
                                       Cost           Gains        Losses          Value
                                  -------------   ---------      ----------
  U.S. Treasury securities and
    obligations of other
    governmental entities         $   3,964,294   $   1,278      $  84,904      $ 3,880,668
  Mortgage-backed securities          1,126,057          23         22,735        1,103,345
  Other                                 378,400           -              -          378,400
                                  -------------   ---------      ----------
                                  $   5,468,751   $   1,301      $ 107,639      $ 5,362,413
                                  =============   =========      ==========


                                                   December 31, 1998

                                                    Gross          Gross
                                     Amortized   Unrealized      Unrealized          Fair
                                        Cost        Gains         Losses            Value
                                  -------------   ---------      ----------
  U.S. Treasury securities and
    obligations of other
    governmental  entities        $   3,251,067   $  62,009      $   1,479      $ 3,311,597
  Mortgage-backed securities          1,421,533       3,295          2,983        1,421,845
  Other                                 351,600           -              -          351,600
                                  -------------   ---------      ----------
                                  $   5,024,200   $  65,304      $   4,462      $ 5,085,042
                                  =============   =========      ===========

  Realized gains on sales of securities during the years ended December 31, 1999, 1998, and 1997 were as follows:


                                     1999        1998        1997
  U.S. Treasury securities and
    obligations of other
    governmental entities          $   8,587    $   2,505   $  7,582
  Mortgage-backed securities               -            -      7,391
                                   ---------    ---------   ---------
                                   $   8,587    $   2,505   $ 14,973
                                   =========    ==========  =========

 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.  INVESTMENT SECURITIES (continued)

  The amortized costs and estimated market values of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Amortized          Fair
                                         Cost           Value
                                      ----------      -----------
       Within one year                $1,536,469      $ 1,517,239
       Greater than one but within
         five years                    2,858,880        2,792,037
       Greater than five but within
         ten years                        98,566           95,977
       Greater than ten years            974,836          957,160
                                      ----------      -----------
                                      $5,468,751      $ 5,362,413
                                      ==========      ===========

  Investment   securities  with  carrying  values   of   approximately
  $2,250,860   and   $2,110,000  at  December  31,  1999   and   1998,
  respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.


3.  LOANS

  The components of loans in the consolidated statements of financial condition were as follows:

                                        1999             1998
                                  (in thousands)     (in thousands)
                                      ---------        ----------
   Agricultural loans                 $  6,442         $   7,619
   Commercial loans                     11,085             9,673
   Real estate loans                     5,502             4,766
   Consumer loans                        6,934             6,785
   Other                                   589               279
                                      ---------        ----------
                                        30,552            29,122
   Less: allowance for loan losses     (   802)         (    852)
                                      ---------        ----------
        Loans, net                    $ 29,750         $  28,270
                                      =========        ==========

 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.  LOANS (continued)

  Changes in the allowance for loan losses during the years ended December 31, 1999, 1998, and 1997 were as follows:


                                      1999          1998          1997
                                 ----------     ----------    -----------
Balance - beginning of year      $  852,171     $  846,958    $  920,601
Provision credited to operations  (  57,629)     (  46,000)            -
Loans charged-off                 (  33,424)     (  38,571)    ( 109,181)
Recoveries                           40,427         89,784        35,538
                                 ----------     ----------    -----------
Balance - end of year            $  801,545     $  852,171    $  846,958
                                 ==========     ==========    ===========

  Impairment of loans having recorded investments of $404,860 at December 31, 1999, and $192,894 at December 31, 1998, has been recognized in conformity with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118. The average recorded investment in impaired loans during 1999 and 1998 was approximately $205,570 and $320,000, respectively. The total allowances for loan losses related to these loans was $22,500 at both December 31, 1999 and 1998.

  Interest income on impaired loans, which is recognized when cash payments are received, totalled approximately $7,000, $8,000, and $10,000 during the years ended December 31, 1999, 1998, and 1997, respectively.

  The Bank transferred approximately $24,024 and $187,468 of real estate acquired in settlements of loans to other real estate owned and other assets during the years ended December 31, 1999 and 1998, respectively.

   The Bank is not committed to lend additional funds to debtors whose loans have been modified.

 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  BANK PREMISES AND EQUIPMENT

  Major classifications of bank premises and equipment are summarized as follows:

                                          1999           1998

     Land                             $   100,081     $   100,081
     Buildings and improvements           883,473         876,819
     Equipment                            509,233         513,844
                                      ------------    ------------
                                        1,492,787       1,490,744
     Less:  accumulated depreciation   (  866,148)     (  817,146)
                                      ------------    ------------
                                      $   626,639     $   673,598
                                      ============    ============

  Depreciation  expense  amounted  to $62,200,  $60,714,  and  $55,718
  during   the  years  ended  December  31,  1999,  1998,  and   1997,
  respectively.


5. DEPOSITS

  Deposits are summarized below:
                                      1999           1998
                                  ------------   ------------
     Demand deposit accounts      $ 5,701,011    $ 6,967,973
     NOW accounts                   3,357,017      4,427,077
     Savings accounts               6,021,428      6,313,596
     Time accounts                 15,582,544     15,447,867
                                  ------------   ------------
                                  $30,662,000    $33,156,513
                                  ============   ============

  At December 31, 1999, the scheduled maturities of all outstanding certificates of deposit were as follows:

           During the
          year ending
          December 31,                Amount
                                   -----------
              2000                 $13,989,313
              2001                   1,053,796
              2002                     380,793
              2003                     158,642
                                   ------------
                                   $15,582,544
                                   ============

 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.  DEPOSITS (continued)

  Included in deposits are approximately $4,383,000 and $4,266,000 of certificates of deposit in excess of $100,000 at December 31, 1999 and 1998, respectively. Interest expense on such deposits was approximately $239,627, $198,000, and $200,000 during the years ended December 31, 1999, 1998, and 1997, respectively.


6.  OTHER BORROWED FUNDS

  The Bank has established a line-of-credit for approximately $4,250,000 with the Federal Home Loan Bank (FHLB) to provide an additional source of operating capital. The current advances, which totalled $1,000,000 and $628,000 at December 31, 1999 and 1998,
  respectively, bore interest at 6.000% and 5.275% at December 31, 1999 and 1998, respectively.

  This  line of credit is secured by $378,400 of FHLB stock  owned  by
  the   Bank  and  all  wholly-owned  residential  (1-4  units)  first mortgage loans.


7. INCOME TAXES

  The source and tax effect of items reconciling income tax expense to the amount computed by applying the federal income tax rates in effect to income before income tax expense for the years ended December 31, 1999, 1998, and 1997 were as follows:


                                             1999                           1998                      1997
                                  ------------------------     ------------------------    -------------------------
                                    Amount            %            Amount         %         Amount            %
                                  -----------     --------     -------------    -------    ------------     --------
   Income before income
     tax  expense                 $1,304,613       100.0%      $ 1,374,920      100.0%     $ 1,379,525       100.0%
                                  ===========     ========     ============     =======    ============     ========
   Income tax expense at
     statutory  rate              $  443,568        34.0%      $   467,473       34.0%     $   469,039        34.0%
   Tax-exempt interest income
      and nondeductible
      interest cost                   (9,220)     (  0.7  )        (29,348)     ( 2.1 )        (12,077)     (  0.9 )
   Other                             (18,027)     (  1.4  )         14,262        1.0            8,477         0.6
                                  -----------     --------     -------------    -------    ------------     --------
                                  $  416,321        31.9%      $   452,387       32.9%     $   465,439        33.7%
                                  ===========     ========     ============     =======    ============     ========


 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. INCOME TAXES (continued)

  The components of income tax expense during the years ended December 31, 1999, 1998, and 1997 were as follows:


                                          1999         1998          1997
                                       ----------    ---------    ---------
   Current tax expense                 $  384,604    $ 449,201    $ 470,991
   Deferred  tax expense (benefit)         31,717        3,186       (5,552)
                                       ----------    ---------    ----------
                                       $  416,321    $ 452,387    $ 465,439
                                       ==========    =========    ==========

  Bancshares  records  deferred income taxes  on  the  tax  effect  of temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is less than fifty percent probable. Deferred tax assets (liabilities) were comprised of the following at December 31, 1999 and 1998:

                                                         1999         1998
                                                    ------------   ----------
     Depreciation                                   ($  129,370)   ($137,708)
     Stock dividends                                (     8,974)          -
     Unrealized gains on securities                           -    (  20,686)
                                                    ------------   ----------
     Gross deferred tax liability                   (   138,344)   ( 158,394)
                                                    ------------   ----------
     Reserve for loan losses                             77,901      124,123
     Write-downs of foreclosed property                  20,793       13,290
     Unrealized losses on securities                     36,155            -
     Deferred compensation                               27,510       19,872
                                                    ------------   ----------
     Gross deferred tax assets                          162,359      157,285
     Less:  deferred tax asset valuation allowance            -            -
                                                    ------------   ----------
         Net deferred tax asset (liability)          $   24,015    ($  1,109)
                                                    ============   ===========

8. EMPLOYEE BENEFITS

  The Bank maintains a 401(k) savings plan for which the majority of its employees are eligible. The employer contributes to the plan based on the discretion of the Board of Directors. The Bank matches 50% of employee contributions up to 6% of each employee's salary. The Bank recognized expenses relating to this plan of approximately $16,200, $13,300, and $13,800 during the years ended December 31, 1999, 1998, and 1997, respectively.

 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. EMPLOYEE BENEFITS (continued)

  The Bank maintains a deferred compensation agreement with several directors. Upon retirement, the Bank will pay the directors their deferred compensation plus interest. The Bank is the owner and beneficiary of several insurance policies covering the lives of these directors.

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


9. FINANCIAL INSTRUMENTS

  The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of these instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

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

  Commitments to Extend Credit

    Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. At December 31, 1999, unfunded loan commitments totalled approximately $3,400,000.

 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9. FINANCIAL INSTRUMENTS (continued)

  Commitments to Extend Credit (continued)

    Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 1999, commitments under standby letters of credit totalled approximately $332,000. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Because these instruments have fixed maturity dates, they do not generally present any significant liquidity risk to the Bank.

    The Bank has not been required to perform on any financial guarantees during the past three years. The Bank did not incur any losses on such commitments during either 1999, 1998, or 1997.


  The estimated fair values of Bancshares's financial instruments at December 31, 1999 and 1998 were as follows (in thousands):


                                                  1999                     1998
                                         ------------------          ----------------------
                                          Carrying    Fair           Carrying       Fair
                                          Amount     Value            Amount        Value
                                         --------  --------           ---------   ---------
Financial assets:
   Cash and due from banks, interest
      bearing deposits in other banks,
      and federal funds sold             $  2,758  $  2,758           $  6,111    $  6,111
   Securities available-for-sale            5,362     5,362              5,085       5,085
   Loans receivable (net)                  29,750    29,650             28,270      28,283
   Accrued interest receivable                565       565                513         513

Financial liabilities:
   Deposit liabilities                     30,662    30,597             33,157      33,234
   Other borrowed funds                     1,000     1,000                628         628
   Accrued interest payable                   114       114                100         100



 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. RELATED PARTY TRANSACTIONS

  In the ordinary course of business, certain officers and directors of the Bank and companies in which they have 10% or more beneficial ownership maintain a variety of banking relationships with the Bank. An analysis of activity during 1999, 1998, and 1997 with respect to loans to officers and directors of the Bank is as follows:

                                      1999          1998           1997
                                   -----------   -----------   -----------
     Balance - beginning of year   $1,382,362    $1,213,533    $  915,967
       Additions                    1,705,025       897,008       869,256
       Payments                    (1,645,751)     (728,179)     (571,690)
                                   -----------   -----------   -----------
     Balance - end of year         $1,441,636    $1,382,362    $1,213,533
                                   ===========   ===========   ===========

  Included in deposits are deposits from directors, officers, their immediate families, and related companies. These accounts totalled approximately $1,262,252 and $1,809,000 at December 31, 1999 and 1998, respectively.


11. RESTRICTIONS OF RETAINED EARNINGS

  The Bank, as a state chartered Bank, is subject to the dividend restrictions set forth by the Commissioner. Under such restrictions, the Bank may not, without the prior approval of the Commissioner, declare dividends in excess of the sum of the current year's retained net earnings (as defined) plus the retained net earnings (as defined) from the prior year. At December 31, 1999, the Bank could not declare any additional dividends without the approval of the Commissioner.


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

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




12.  REGULATORY MATTERS (continued)

  The most recent notification from the Federal Deposit Insurance Corporation (as of December 31, 1998) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below (on the following page). There are no conditions or events since that notification that management believes have changed the institution's category.

  The Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are presented below:


                                                                                                To be well
                                                                    For capital             capitalized under
                                                                     adequacy               prompt corrective
                                            Actual                   purposes               action provisions
                                   -----------------------   -----------------------     -------------------------
                                      Amount       Ratio       Amount        Ratio        Amount           Ratio

  As of December 31, 1999:
   Total capital
     (to risk-weighted assets)    $  5,497,335     21.1%     $2,082,080     >/=8.0%      $ 2,602,600      >/=10.0%
   Tier I capital
     (to risk-weighted assets)       5,167,672     19.9%      1,041,040     >/=4.0%        1,561,560      >/=6.0%
   Tier I capital
     (to average assets)             5,167,672     12.7%      1,632,120     >/=4.0%        2,040,150      >/=5.0%


  As of December 31, 1998:
   Total capital
     (to risk-weighted assets)    $  5,962,572     23.0%     $2,072,880      >/=8.0%    $ 2,626,400       >/=10.0%
   Tier I capital
    (to risk-weighted assets)        5,634,272     21.7%      1,036,440     >/=4.0%       1,575,840       >/=6.0%
   Tier I capital
     (to average assets)             5,634,272     13.9%      1,617,600     >/=4.0%       2,022,000       >/=5.0%


 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




13.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

  Most of the Bank's business activity is with customers located within Pointe Coupee Parish. Investments in state and municipal securities involve governmental entities within the Bank's market area. As of December 31, 1999, the Bank's receivables from, guarantees of, and obligations from agriculture loans made to sugar cane, cotton, and wheat farmers were considered a concentration. These loans are generally secured by assets or farm crops, and a large majority of these loans are 90% guaranteed by the Farm Service Agency. The loans are expected to be repaid from cash flow or proceeds from the sale of crops. Loan losses arising from lending transactions with farmers compare favorably with the Bank's loan loss experience on its loan portfolio as a whole.

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


14.  SUPPLEMENTAL EXPENSE ITEMS

  Supplemental expense items during the years ended December 31, 1999, 1998, and 1997 were as follows:


                                1999       1998         1997
                             ---------   --------     ---------
     Director fees           $ 79,350    $ 60,000     $ 64,600
                             =========   ========     =========
     Professional fees       $ 76,750    $ 70,250     $ 69,375
                             =========   ========     =========

15.  BANK ONLY FINANCIAL STATEMENTS


                       STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1999 AND 1998

                                              ASSETS

                                                                               1999             1998

                                                                           ------------     ------------
   Cash and due from banks                                                 $   738,632      $ 1,691,500
   Interest bearing deposits in other banks                                    394,000          394,000
   Federal funds sold                                                        1,625,000        4,025,000
   Securities available-for-sale                                             4,908,211        4,537,811
   Loans, less allowances for loan losses of $801,545 and $852,171
     at December 31, 1999 and 1998, respectively                            29,750,258       28,269,513
   Bank premises and equipment, net                                            626,639          673,598
   Accrued interest receivable                                                 561,379          509,126
   Foreclosed real estate                                                      144,522          176,925
   Other assets                                                                114,348           94,518
                                                                           ------------     ------------
   Total assets                                                            $38,862,989      $40,371,991
                                                                           ============     ============
                           LIABILITIES AND STOCKHOLDER'S EQUITY

   Liabilities:
   Deposits
   Noninterest-bearing                                                     $ 7,579,135      $ 7,064,431
   Interest-bearing                                                         24,961,454       26,188,540
                                                                           ------------     ------------
   Total deposits                                                           32,540,589       33,252,971

   Due to parent company                                                             -          600,000
   Other borrowed funds                                                      1,000,000          628,000
   Accrued interest payable                                                    114,376          100,369
   Other liabilities                                                           105,442          115,247
                                                                           ------------     ------------
   Total liabilities                                                        33,760,407       34,696,587
                                                                           ------------     ------------
   Stockholder's equity:
   Common stock; $2.50 par value; 1,000,000 shares authorized;
     309,677 shares issued and outstanding                                     774,193          774,193
   Capital surplus                                                           2,225,808        2,225,808
   Retained earnings                                                         2,167,671        2,634,271
   Accumulated other comprehensive income                                      (65,090)          41,132
                                                                           ------------     ------------
   Total stockholder's equity                                                5,102,582        5,675,404
                                                                           ------------     ------------
   Total liabilities and stockholder's equity                              $38,862,989      $40,371,991
                                                                           ============     ============

15. BANK ONLY FINANCIAL STATEMENTS


                              STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                          1999             1998            1997
    INTEREST INCOME
    Interest on loans                                  $2,949,718       $3,006,132      $2,671,661
    Interest on available-for-sale securities             293,416          326,163         525,504
    Interest on federal funds sold                         98,125           76,353         128,333
    Interest on deposits in other banks                    20,441           24,356          46,310
                                                       -----------      -----------     -----------
    Total interest income                               3,361,700        3,433,004       3,371,808
                                                       -----------      -----------     -----------

    INTEREST EXPENSE
    Interest on deposits                                1,062,992        1,092,939       1,138,820
    Other borrowed funds                                   26,893           20,946               -
    Loan from parent company                               15,107           13,516               -
    Interest on federal funds purchased                     1,863           18,085             297
                                                       -----------      -----------     -----------
    Total interest expense                              1,106,855        1,145,486       1,139,117
                                                       -----------      -----------     -----------

    NET INTEREST INCOME                                 2,254,845        2,287,518       2,232,691
    Provision (credit) for loan losses                    (57,629)         (46,000)               -
                                                       -----------      -----------     -----------

    NET INTEREST INCOME AFTER
    PROVISION (CREDIT) FOR
    LOAN LOSSES                                         2,312,474        2,333,518       2,232,691
                                                       -----------      -----------     -----------

    NONINTEREST INCOME
    Service charges on deposit accounts                   136,122          122,414         125,120
    Other service charges and fees                        364,313          321,839         315,775
    Net realized gains on sales of
    available-for-sale securities                           8,587            2,505          14,973
    Other income                                           81,468           62,233         168,152
                                                       -----------      -----------     -----------
                                                          590,490          508,991         624,020
                                                       -----------      -----------     -----------


15. BANK ONLY FINANCIAL STATEMENTS



                          STATEMENTS OF FINANCIAL OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                       1999             1998               1997
                                                    -----------      -----------        -----------
    NONINTEREST EXPENSES
    Salaries and employee benefits                  $  889,118       $  826,312         $  846,795
    Occupancy expenses                                 166,605          160,318            148,939
    Data processing expenses                           104,024          107,173             72,783
    Deposit insurance premiums                          17,621           17,022             14,787
    Other operating expenses                           414,549          389,888            390,139
                                                    -----------      -----------        -----------
                                                     1,591,917        1,500,713          1,473,443
                                                    -----------      -----------        -----------
    INCOME BEFORE INCOME
    TAX EXPENSE                                      1,311,047        1,341,796          1,383,268


    Income tax expense                                 423,607          444,426            465,439
                                                    -----------      -----------        -----------

    NET INCOME                                         887,440          897,370            917,829


    OTHER COMPREHENSIVE INCOME
    Unrealized holding gains (losses)
       arising during the period, net of taxes         (97,635)          22,121                  -
    Less: reclassification adjustment for
    realized gains                                      (8,587)          (2,505)           (14,973)
                                                    -----------      -----------        -----------
                                                      (106,222)          19,616            (14,973)
                                                    -----------      -----------        -----------

    COMPREHENSIVE INCOME                            $  781,218       $  916,986         $  902,856
                                                    ==========       ===========        ===========


16. PARENT ONLY FINANCIAL STATEMENTS



                       STATEMENTS OF FINANCIAL CONDITION
                          DECEMBER 31, 1999 AND 1998

                                       ASSETS


                                                                        1999            1998
                                                                      ----------      ----------
    Cash in subsidiary bank                                           $1,878,124      $   96,458
    Securities available-for-sale                                        454,202         547,231
    Accrued interest receivable                                            3,541           4,003
    Due from subsidiary bank                                                   -         600,000
    Other assets                                                           2,624             503
    Investment in subsidiary bank                                      5,102,582       5,675,404
                                                                      ----------      ----------
       Total assets                                                   $7,441,073      $6,923,599
                                                                      ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
    Due to subsidiary bank                                            $      675      $    6,767
    Other liabilities                                                          -           1,193
                                                                      ----------      ----------
    Total liabilities                                                        675           7,960
                                                                      ----------      ----------
    STOCKHOLDERS' EQUITY
    Common stock; $2.50 par value; 1,000,000 shares authorized;
      309,677 shares issued; and 308,977 and 308,577 shares
      outstanding at December 31, 1999 and 1998, respectively            774,193         774,193
    Capital surplus                                                    1,530,320       1,525,808
    Retained earnings                                                  5,214,344       4,588,482
    Accumulated other comprehensive income                               (70,183)         40,156
                                                                      ----------      ----------
                                                                       7,448,674       6,928,639
      Less: 700 shares and 1,100 shares held in treasury at
      December 31, 1999 and 1998, respectively - at cost                  (8,276)        (13,000)
                                                                      ----------      ----------
    Total stockholders' equity                                         7,440,398       6,915,639
                                                                      ----------      ----------
    Total liabilities and stockholders' equity                        $7,441,073      $6,923,599
                                                                      ===========     ===========


16. PARENT ONLY FINANCIAL STATEMENTS

                         STATEMENTS OF OPERATIONS
                YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                         1999             1998                1997
                                                        -----------      -----------       -----------
    INCOME
    Interest on available-for-sale securities           $    26,216      $   32,175        $        -
    Interest on loan to subsidiary                           15,107          13,516                 -
    Dividends from subsidiary                             1,354,040       1,473,394           208,000
                                                        -----------      -----------       -----------
                                                          1,395,363       1,519,085           208,000
                                                        -----------      -----------       -----------
    EXPENSES                                                 47,757          12,567             3,743
                                                        -----------      -----------       -----------
    INCOME BEFORE EQUITY (DEFICIT)
    IN UNDISTRIBUTED EARNINGS
    OF SUBSIDIARY                                         1,347,606       1,506,518           204,257

    Equity (deficit) in undistributed earnings
    of subsidiaries                                        (466,600)       (576,024)          709,829
                                                        -----------      -----------       -----------
    INCOME BEFORE INCOME TAX
    EXPENSE (BENEFIT)                                       881,006         930,494           914,086

    Income tax expense (benefit)                             (7,286)          7,961                 -
                                                        -----------      -----------       -----------
    NET INCOME                                              888,292         922,533           914,086

    OTHER COMPREHENSIVE INCOME
    Unrealized holding gains (losses) arising
    during the period, net of taxes                        (101,752)         21,145            11,888
      Less: reclassification adjustment for
      realized gains                                         (8,587)         (2,505)             (523)
                                                        -----------      -----------       -----------
                                                           (110,339)         18,640            11,365
                                                        -----------      -----------       -----------
    COMPREHENSIVE INCOME                                $   777,953      $  941,173        $  925,451
                                                        ===========      ===========       ===========

16.  PARENT ONLY FINANCIAL STATEMENTS



                     STATEMENTS OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                    1999              1998             1997
                                                               ------------      ------------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $   888,292       $   922,533        $  914,086
Adjustments to reconcile net income to net cash
Provided by operating activities:
Net accretion of investment security discounts /
Amortization of investment security premiums                         1,404                 -                 -
Decrease (increase) in accrued interest receivable                     462            (4,003)                -
Increase (decrease) in other liabilities                            (7,285)            7,457                 -
Undistributed earnings of subsidiaries                             466,600           576,024          (709,829)
                                                               ------------      ------------       -----------
Net cash provided by operating activities                        1,349,473         1,502,011           204,257
                                                               ------------      ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities                               -        (5,085,242)                -
Proceeds from maturities of available-for-sale securities           85,387         4,537,035                 -
Advancement of funds to subsidiary                                       -          (600,000)                -
Repayment of funds from subsidiary                                 600,000                 -                 -
                                                               ------------      ------------       -----------
Net cash provided by (used in) investing activities                685,387        (1,148,207)                -
                                                               ------------      ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                    (262,430)         (262,288)         (200,575)
Proceeds from sales of treasury stock                                9,236                 -                 -
                                                               ------------      ------------       -----------
Net cash used in financing activities                             (253,194)         (262,288)         (200,575)
                                                               ------------      ------------       -----------
Increase in cash                                                 1,781,666            91,516             3,682

Cash - beginning of year                                            96,458             4,942             1,260
                                                               ------------      ------------       -----------
Cash - end of year                                             $ 1,878,124       $    96,458        $    4,942
                                                               ============      ============       ============