Form 10-Q
period 2000-03-31
PEOPLES BANCSHARES OF POINTE COUPEE PARISH INC
filed 2000-05-25
CIK 720026

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended March 31,2000

                       Commission file number 2-84047

             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

                   POINTE COUPEE PARISH, LA.  72-0995027

                 HIGHWAY 3131, NEW ROADS, LOUISIANA 70760

                               225-638-3713

Common Stock, $2.50 Par Value 1,000,000 shares authorized 309,677 issued and 308,577 outstanding as of March 31,2000

                                   INDEX


             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

               Unaudited consolidated call report balance sheet as of March 31, 2000

               Unaudited consolidated call report statement of income as of March 31, 2000

               Unaudited consolidated statement of change in stockholders' equity for the three months ended
               March 31, 2000

               Notes to unaudited consolidated financial statements as of March 31, 2000 and 1999

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operation's


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings


Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders



SIGNATURES



INCOME STATEMENT
JANUARY 1, 2000 - MARCH 31, 2000


                                                                     DOLLAR AMOUNTS IN THOUSANDS
---------------------------------------------------------------------------------------------------
1.  INTEREST INCOME
 a. INTEREST AND FEE INCOME ON LOANS (1), (2):                                  N/A
    (1)  TOTAL LOANS (TO BE COMPLETED ONLY BY THOSE BANKS
         WITH LESS THAN $25 MILLION IN TOTAL ASSETS)
         THE FOLLOWING FOUR ITEMS ARE TO BE COMPLETED ONLY BY THOSE
         BANKS WITH $25 MILLION OR MORE IN TOTAL ASSETS (1), (2)
    (2)  REAL ESTATE LOANS                                                      139
    (3)  INSTALLMENT LOANS                                                        0
    (4)  CREDIT CARDS AND RELATED PLANS                                           0
    (5)  COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS                       618
 b. INCOME FROM LEASE FINANCING RECEIVABLES                                       0
 c. INTEREST INCOME ON BALANCES DUE FROM DEPOSITORY
    INSTITUTIONS  (3)                                                             4
 d. INTEREST AND DIVIDED INCOME ON SECURITIES
    (1)  SECURITIES ISSUED BY STATES AND POLITICAL SUBDIVISIONS
         IN U.S.:
         (a)  TAXABLE SECURITIES
         (b)  TAX-EXEMPT SECURITIES                                               8
    (2)  U.S. GOVERNMENT SECURITIES AND OTHER DEBT SECURITIES                    62
    (3)  EQUITY SECURITIES (INCLUDING INVESTMENTS IN MUTUAL FUNDS)                0
 e. INTEREST INCOME FROM ASSETS HELD IN TRADING ACCOUNTS                          0
 f. INTEREST INCOME ON FEDERAL FUNDS SOLD (4) AND SECURITIES
    PURCHASED UNDER AGREEMENTS TO RESELL                                         17
 g. TOTAL INTEREST INCOME (SUM OF ITEMS 1.a THROUGH 1.f)                        848

2.  INTEREST EXPENSE:
 a. INTEREST ON DEPOSITS
    (1)  TRANSACTION ACCOUNTS (NOW ACCOUNTS, ATS ACCOUNTS AND
         TELEPHONE AND PREAUTHORIZED TRANSFER ACCOUNTS)                          42
    (2)  NON TRANSACTION ACCOUNTS
         (a)  MONEY MARKET DEPOSIT ACCOUNTS (MMDAs)                               4
         (b)  OTHER SAVING DEPOSITS                                              37
         (c)  TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                   56
         (d)  ALL OTHER TIME DEPOSITS(1)                                        147
 b. EXPENSE OF FEDERAL FUNDS PURCHASED(2) AND SECURITIES
    SOLD UNDER AGREEMENTS TO REPURCHASE                                           0
 c. INTEREST ON DEMAND NOTES ISSUED TO THE U.S. TREASURY AND ON
    OTHER BORROWED MONEY                                                         14
 d. INTEREST ON MORTGAGE INDEBTEDNESS AND OBLIGATIONS UNDER
    CAPITALIZED LEASED                                                            0
 e. INTEREST ON SUBORDINATED NOTES AND DEBENTURES                                 0
 f. TOTAL INTEREST EXPENSES (SUM OF ITEMS 2.a THROUGH 2.e)                      300

3.  NET INTEREST INCOME (ITEM 1.g MINUS 2.f)                                    548

4.  PROVISIONS:
 a. PROVISION FOR LOAN AND LEASE LOSSES                                           0
 b. PROVISION FOR ALLOCATED TRANSFER RISK                                         0

5.  NONINTEREST INCOME:
 a. SERVICE CHARGES ON DEPOSIT ACCOUNTS                                         133
 b. OTHER NONINTEREST INCOME:
    (1)  OTHER FEE INCOME                                                        22
    (2)  ALL OTHER NONINTEREST INCOME                                            10
 c. TOTAL NONINTEREST INCOME (SUM OF ITEMS 5.a AND 5.b)                         165

6.  a.  REALIZED GAINS (LOSSES) ON HELD-TO-MATURITY
        SECURITIES                                                                0
    b.  REALIZED GAINS (LOSSES) ON AVAILABLE-FOR-SALE
        SECURITIES                                                                0

7.  NONINTEREST EXPENSES:
 a. SALARIES AND EMPLOYEE BENEFITS                                              220
 b. EXPENSES OF PREMISES AND FIXED ASSETS (NET OF
    RENTAL INCOME) (EXCLUDING SALARIES AND EMPLOYEE BENEFITS
    AND MORTGAGE INTEREST)                                                       49
 c. OTHER NONINTEREST EXPENSES                                                  128
 d. TOTAL NONINTEREST EXPENSE (SUM OF ITEMS 7.s THROUGH 7.c.)                   397

8.  INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY
    ITEMS AND OTHER ADJUSTMENTS (ITEM 3 PLUS OR MINUS ITEMS
    4.a, 4.b, 5.c, 6.a, 6.b, AND 7.d)                                           316

 9. APPLICABLE INCOME TAXES (ON ITEM 8)                                         102

10. INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND OTHER
    ADJUSTMENTS (ITEMS 8 MINUS 9)                                               214

11. EXTRAORDINARY ITEMS AND OTHER ADJUSTMENTS:
 a. EXTRAORDINARY ITEMS AND OTHER ADJUSTMENTS, GROSS OF
    INCOME TAXES                                                                  0
 b. APPLICABLE INCOME TAXES (ON ITEM 11.a)                                        0
 c. EXTRAORDINARY ITEMS AND OTHER ADJUSTMENTS, NET OF INCOME
    TAXES (ITEM 11.a MINUS 11.b)                                                  0

12. NET INCOME (LOSS)  (SUM OF ITEMS 10 AND 11.c)                               214




BALANCE SHEET

ASSETS
1. CASH AND BALANCES DUE FROM DEPOSITORY INSTITUTIONS:
 a. NONINTEREST-BEARING BALANCES AND CURRENCY AND COIN
    (1),(2)                                                                   1,244
 b. INTEREST-BEARING BALANCES (3)                                               197

2. SECURITIES:
 a. HELD-TO-MATURITY SECURITIES (FROM SCHEDULE RC-B,
    COLUMN A)
 b. AVAILABLE-FOR-SALE SECURITIES (FROM SCHEDULE RC-B
    COLUMN D)                                                                 5,132

3. FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER
   AGREEMENTS TO RESELL:
 a. FEDERAL FUNDS SOLD (4)                                                      975
 b. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL (5)                           0

4. LOANS AND LEASE FINANCING RECEIVABLES:
 a.  LOANS AND LEASES, NET OF UNEARNED INCOME (FROM
     SCHEDULE RC-C)                                                          32,705
 b.  LESS:  ALLOWANCE FOR LOAN AND LEASE LOSSES                                 676
 c.  LESS:  ALLOCATED TRANSFER RISK RESERVE                                       0
 d.  LOANS AND LEASES, NET OF UNEARNED INCOME, ALLOWANCE,
     AND RESERVE (ITEM 4.a MINUS 4.b AND 4.c)                                32,029

5.  TRADING ASSETS                                                                0

6.  PREMISES AND FIXED ASSETS (INCLUDING CAPITALIZED
     LEASES)                                                                    614

7.  OTHER REAL ESTATE OWNED (FROM SCHEDULE RC-M)                                142

8.  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND
     ASSOCIATED COMPANIES (FROM SCHEDULE RC-M)

9.  CUSTOMERS' LIABILITY TO THIS BANK ON ACCEPTANCES
     OUTSTANDING                                                                  0

10.  INTANGIBLE ASSETS (FROM SCHEDULE RC-M)                                       0

11.  OTHER ASSETS (FROM SCHEDULE RC-F)                                          647

12.  a.  TOTAL ASSETS (SUM OF ITEMS 1 THROUGH 11)                            40,980
     b.  LOSSES DEFERRED PURSUANT TO 12 U.S.C. 1823(J)                            0
     c.  TOTAL ASSETS AND LOSSES DEFERRED PURSUANT TO 12
         U.S.C. 1923(j) (SUM OF ITEMS 12.a AND 12.b)                         40,980

LIABILITIES

13. DEPOSITS:
 a. IN DOMESTIC OFFICES (SUM OF TOTALS OF COLUMNS A AND
    C FROM SCHEDULE RC-E)                                                    33,386
    (1)  NONINTEREST-BEARING (1)                                              8,033
    (2)  INTEREST-BEARING                                                    25,353
 b. IN FOREIGN OFFICES, EDGE AND AGREEMENT SUBSIDIARIES,
    AND IBF'S
    (1) NONINTEREST-BEARING
    (2) INTEREST-BEARING

14. FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS
    TO REPURCHASE:
 a. FEDERAL FUNDS PURCHASED (2)                                                   0
 b. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE(3)                             0

15. a. DEMAND NOTES ISSUED TO THE U.S. TREASURY                                   0
 b. TRADING LIABILITIES                                                           0

16. OTHER BORROWED MONEY:
a. WITH ORIGINAL MATURITY OF ONE YEAR OR LESS                                 1,890
b. WITH ORIGINAL MATURITY OF MORE THAN ONE YEAR                                   0

17. MORTGAGE INDEBTEDNESS AND OBLIGATIONS UNDER CAPITALIZED
    LEASES                                                                        0

18. BANK'S LIABILITY ON ACCEPTANCES EXECUTED AND OUTSTANDING                      0

19. SUBORDINATED NOTES AND DEBENTURES                                             0

20. OTHER LIABILITIES (FROM SCHEDULE RC-G)                                      402

21. TOTAL LIABILITIES (SUM OF ITEMS 13 THROUGH 20)                           35,678

22. LIMITED-LIFE PREFERRED STOCK AND RELATED SURPLUS                              0

EQUITY CAPITAL

23. PERPETUAL PREFERRED STOCK AND RELATED SURPLUS                                 0

24. COMMON STOCK                                                                774

25. SURPLUS (EXCLUDED ALL SURPLUS AND CAPITAL RESERVES                        2,226

26. a. UNDIVIDED PROFITS AND CAPITAL RESERVES                                 2,382
    b. NET UNREALIZED HOLDING GAINS (LOSSES) ON AVAILABLE-
       FOR-SALE SECURITIES                                                      <80>

27. CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

28. a. TOTAL EQUITY CAPITAL (SUM OF ITEMS 23 THROUGH 27)                      5,302
    b. LOSSES DEFERRED PURSUANT TO 12 U.S.C. 1823 (j)                             0
    c. TOTAL EQUITY CAPITAL AND LOSSES DEFERRED PURSUANT TO
       12 U.S.C. 1823 (j)                                                     5,302

29. TOTAL LIABILITIES, LIMITED-LIFE PREFERRED STOCK,
    EQUITY CAPITAL, AND LOSSES DEFERRED PURSUANT TO 12
    U.S.C. (j) (SUM OF ITEMS 21, 22, AND 28.c)                               40,980



             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
   UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                2000           1999

COMMON STOCK:

   Balance - Beginning and End of Period      $  774          $  774
                                               ======         ======

SURPLUS:
   Balance - beginning of period              $2,225          $2,225
          Transfer from retained earnings          0               0

Balance - End of Period                       $2,225          $2,225
                                              ======          ======
 Unrealized Holding Gain/Loss
   Balance - beginning of period              $  (65)         $   22
          Net Gain/Loss                          (15)            (65)

Balance - End of Period                          (80)            (27)
                                               ======          ======
 RETAINED EARNINGS:

   Balance - beginning of period              $2,166          $2,861
          Net Income                             214             455
          Transfer to surplus                      0               0
          Dividends declared                       0               0
          Change in Net Unrealized
               Holding Gain (Loss)               (15)             (4)

   Balance - End of period                    $2,365          $3,312
                                             =======          =======


The above figures are actual rounded to the nearest thousand.
The accompanying note are an integral part of the financial statements.

             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF MARCH 31,2000 AND 1999


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

             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
            NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF MARCH 31, 2000 AND 1999

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

             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF MARCH 31, 2000 AND 1999

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

NOTE VIII:  COMMITMENTS

In the normal course of business, commitments under letters of credit outstanding were $282,015 at March 31,2000 and $317,015 at March 31, 1999

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


     YEAR TO DATE NET INCOME THROUGH MAY 15, 2000 WAS
$303,296.78  CONTINUED STRONG EARNINGS ARE THE RESULTS OF A
REDUCTION IN PROBLEM ASSETS, THEREBY DECREASING THE NEED FOR LOAN
LOSS EXPENSES AND THE CONTINUED INTEREST RATE SPREAD OR MARGIN IN
WHICH WE ARE NOW OPERATING.

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



             Peoples Bancshares of Pointe Coupee Parish, Inc.



MAY 23, 2000                 Joyce A. York
Date                         Stephen P. David
                             President/C.E.O.

MAY 23, 2000                 Joyce A. York
Date                         Joyce A. York
                             Vice President & Cashier