Form 10-K405
period 2000-12-31
PEOPLES BANCSHARES OF POINTE COUPEE PARISH INC
filed 2001-03-30
CIK 720026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000	Commission File
Number 2-84047

Peoples Bancshares of Pointe Coupee Parish, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-0995027
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

805 Hospital Road	70760
New Roads, Louisiana	(Zip Code)
(Address of principal executive offices)

Registrant's Telephone Number, including area code:   (225) 638-3713

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.50 Par Value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X    No

       State the aggregate market value of the voting stock held by nonaffiliates of the registrant:  $8,142,150

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $2.50 Par Value, 308,977 shares outstanding as of March 31, 2001.

Documents Incorporated by Reference

Document                                                                  Part of Form 10-K

"Consolidated Financial Statements for                       Part I and Part II
   Years Ended December 31, 2000, 1999 and
   1998 and Independent Auditors' Report"

Item 1   Business

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

     The State of Louisiana and various agencies of Parish (County) Government deposits public funds with the Bank. As of December 31, 2000, $3,376,491 were on deposit representing 8.79% of total deposits outstanding. Of this total, $1,397,219 represented demand deposits, $1,859,143 were time deposits and $120,129 were savings deposits. The weighted average interest rate on these deposits was 5.87%. The maturity of these deposits range from fifteen days to twelve months.

     The Bank's general and primary market area is in Pointe Coupee Parish which has a population of approximately 25,000. Population of Pointe Coupee has experienced little growth since inception of the bank.

     The Bank faces keen competition from three other banks operating in nine locations throughout the parish. The largest bank in the parish as of December 31, 2000 was Regions Bank of Alabama, New Roads Branch, which had in excess of $40 billion in assets nationwide. Regions Bank of Alabama acquired the former Bank of New Roads in August of 1994, and it operated as a separate bank until the summer of 1995, at which time it was merged into the Regions Bank of Louisiana system. Regions Bank of Louisiana was merged into Regions Bank of Alabama during 1998. The other banks operating in Pointe Coupee are Guaranty Bank and Trust Company which had total assets of approximately $43 million as of December 31, 2000 and Cottonport Bank, which opened a branch in 1998 with assets of approximately $190 million on December 31, 2000. Additional competition for deposits and loans comes from banks and non-banks (credit unions, brokerage houses, etc.) in Baton Rouge, the capital city of Louisiana, which is 35 miles from New Roads.

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

I.      Distribution of Assets, Liabilities and Stockholders' Equity
         Interest Rates and Interest Differential

(In Thousands)
		2000			1999
		Amount			Amount
	Average	Earned	Yield/	Average	Earned	Yield/
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest earning assets
Loans and Leases	$ 35,443	$ 3,458	9.76%	$30,891	$2,950	9.55%
Taxable securities	4,491	301	6.70%	4,207	282	6.70%
Tax exempt securities (tax equivalent yields)	600	34	8.50%	645	38	8.98%
Federal funds sold and time deposits with other banks	1,375	87	6.33%	2,363	118	4.99%
	______	______	______	______	______	______
Total interest earning assets	$41,909	3,880	9.26%	38,106	3,388	8.89%
	______	______	______	______	______	______

Non-interest earnings assets:
Cash and due from banks	$ 1,278			1,554
Bank premises and equipment	607			650
Other assets	1,388			862
Allowance for Loan Losses	(797)			(828)
	______			______
Total assets	$44,385			$40,344
	======			=====
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing Liabilities:
Deposits
Savings account	$ 5,258	154	2.93%	$6,335	173	2.73%
NOW accounts	2,119	244	11.51%	2,826	95	3.36%
Money market investment accounts	3,238	13	0.40%	1,012	22	2.34%
Other time deposits	16,605	953	5.74%	16,176	773	4.78%
Federal funds purchased and securities sold under agreements to repurchase	177	12	6.78%	30	2	6.67%
Other borrowed funds	2,292	138	6.02%	468	27	5.77%
	______	______	______	______	______	______
Total interest bearing	$29,689	1,514	5.10%	26,847	1,092	4.07%
	______	______	______	______	______	______
Liabilities
Non-interest bearing Liabilities and stockholders' equity:
Demand deposits	$ 6,513			7,282
Other Liabilities	435			383
Stockholders' equity	7,748			5,832
	______			______
Total Liabilities and stockholders' equity	$44,385			$40,344
	======			======
Net interest income		$2,366			$2,296
		=====			=====
Margin Analysis
Interest Income/earnings assets			9.26%			8.89%
Interest Expense/earnings assets			5.10%			4.07%
Net interest income/earnings assets			4.16%			4.82%
			=====			=====

	2000 Compared with 1999 Variance due to			1999 Compared with 1998 Variance due to

	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME
Loans	$442	65	507	$ 47	(105)	(58)
Taxable securities	18	1	19	(67)	36	(31)
Tax exempt securities	(4)	-	(4)	(10)	-	(10)
Federal funds sold	(57)	27	(30)	24	(6)	18
	____	____	____	_____	____	_____
Total interest earning assets	399	93	492	(6)	(75)	(81)
	____	____	____	_____	____	_____

INTEREST EXPENSE
Savings accounts	(30)	12	(18)	11	--	11
NOW accounts	(29)	177	148	(58)	(4)	(62)
Money market	20	(29)	(9)	(2)	--	(2)
Other time deposit	21	159	180	41	(19)	22
Federal funds purchased	10	-	10	(18)	2	(16)
Other borrowed funds	110	1	111	--	3	3
	____	____	____	_____	____	_____
Total interest bearing liabilities	102	320	422	(26)	(18)	(44)
	____	____	____	_____	____	_____

Net interest income	$ 297	(227)	70	$ 20	(57)	(37)
	======	====	===	====	===	====

II.    Investment Portfolio

	2000	1999
US Treasury Securities And obligations of other Governmental entities	$ 5,046,013	$ 3,880,668
Mortgage - backed securities	480,452	1,103,345
	_________	_________
	$ 5,526,465	$ 4,984,013
	========	========

For year ended December 31, 2000

Scheduled Maturity	Gov't Agencies & Mtg. backed Securities	Municipal Securities	Total Amort. Cost	Total Fair Mkt. Value
Within one year	$ 1,720,415	$ 40,533	$1,760,948	$ 1,766,662
Greater than one but within five years	3,048,012	50,182	3,098,194	3,088,572
Greater than five but within ten years	--	98,690	98,690	101,266
Greater than ten years	151,315	401,128	552,443	569,965
	________	_______	_________	_________
	$ 4,919,742	$ 590,533	$ 5,510,275	$ 5,526,465
	=======	=======	========	========
Percent of Portfolio (based on amortized cost)	89.28%	10.72%
	=====	======

Weighted-average Yield
(based on amortized cost)	6.09%	5.66%
	=====	======

III.    Loan Portfolio

     Major Classification of loans are summarized as follows:

	(in thousands)
For year ended Dec. 31,	2000	1999
Real Estate	$5,785	$5,502
Commercial	16,216	11,085
Agricultural	7,082	6,442
Individual	7,190	6,934
Other	389	589
	_____	_____
TOTAL LOANS:	36,662	30,552
Less Unearned Discount	--	--
	_____	_____
Net Loans	36,662	30,552

Loan Analysis of Principal Subject to Rate Change December 31, 2000
	1 Year	Over 1 Year	Over 5
	or Less	Less than 5	Years
1. Commercial, Financial,
Agricultural, Real Estate,
Consumer and Other	$26,993,477	$ 9,246,484	$ 422,039
Average Rate	9.89%	9.30%	9.66%

Non-performing Loans and Other Problem Assets

    It is management's policy to discontinue accrual of interest on loans where there is reasonable doubt as to collectibility. The policy to place loans on non-accrual status is to normally discontinue accrual of interest when the loan is delinquent 90 days or more, or where circumstances indicate that collection of principal or interest is doubtful, unless the obligation is secured (1) by mortgage on real estate or pledge of securities that have a realizable value sufficient to pay the debt in full; or (2) by guarantee of a financially responsible party. The following tables presents the non-performing loans and other problem assets at December 31, 2000 and 1999. Assets acquired through the default of loans are recorded at the lower of the outstanding loan amount or fair market value of the assets acquired at the time of foreclosure. Reductions from outstanding loan amounts to fair market value are charged against the reserve for possible loan losses. Subsequent adjustments to market valuations are charged to operating expense.

	2000	1999

NON-ACCRUAL LOANS	$215,473	$315,579
Restructured Loans	89,282	89,282
Other Real Estate	129,722	144,522
	_______	_______
TOTAL NON-ACCRUAL & ORE	$434,477	$549,383
	======	======

Loans Over 90-days past due and still accruing interest:

	2000	1999

Commercial	$ 308,608	$ 117,467
Agriculture	164,843	0
Student	10,196	10,622
Consumer	724,221	0
Real Estate	0	281,310
	_________	_______
TOTAL OVER 90-DAYS	$ 1,207,868	$ 409,399
	========	=======

    The effect of non-accruing loans on interest income for 2000 was $24,723. The effect of restructured loans on interest income for 2000 was $2,268.

    At December 31, 2000, there were no commitments to lend additional funds to debtors whose loans were considered to be non-performing.

    All loans listed above are subject to constant attention by management and their progress is reviewed monthly.

    At the present time, management does not track loan concentrations by particular industries, but rather by the grouping of types of loan, i.e., Agriculture, Real Estate, Consumer and Commercial. We attempt to avoid any undue concentration in any particular sector.

IV.   Summary of Loan Loss Experience

    Changes in the allowance for loan losses were as follows:

	2000	1999

Balance, January 1,	801,545	852,171
Provision charged to Operations	0	(57,629)
Loans charged off	(37,871)	(33,424)
Recoveries	61,663	40,427
	______	______
Balance December 31,	825,337	801,545
	======	======

    In determining the adequacy of the loan loss reserves, management uses the following formulas: 100% of loans classified loss, 50% of doubtful loans, 5% of substandard loans, 0% of savings loans and government guaranteed loans and 1.5% of all other loan types. This analysis is performed on a quarterly basis.

V. Deposits

Deposits are summarized below:
	December 31,
	2000	1999

Demand deposits accounts	$ 7,079,628	$ 5,701,476
NOW accounts	6,754,120	3,357,017
Savings accounts	5,340,615	6,021,428
Time accounts	19,231,708	15,582,544
	__________	__________
	$38,406,071	$30,662,465
	=========	=========

Included in deposits are approximately $6,960,000 and $4,383,000 of certificates of deposit in excess of $100,000 at December 31, 2000 and 1999, respectively.

Certificate of Deposit Maturity and Rate Analysis

As of December 31, 2000:

	0-90	91-364	1 Year	Over
	Days	Days	5 Years	5 Years

Total Certificates of Deposit	$6,700,285	$9,655,846	$2,875,577	$ -0-
Average Rate	6.01%	6.41%	6.31%	---

VI.   Return on Equity and Assets
ITEM 1:	2000	1999

Return on assets	2.1	2.2
Return on equity	11.8	15.2
Dividend payout ratio	.3	.3
Equity to assets ratio	17.5	14.5

  Short-Term Borrowings

    The bank has established a line-of-credit for approximately $9,000,000 with the Federal Home Loan Bank (FHLB) to provide an additional source of operating capital. The current advances, which totalled $2,371,900 and $1,000,000 at December 31, 2000 and 1999, respectively, bore interest at variable rates ranging from 5.47% to 6.00%.

    This line of credit is secured by $402,700 of FHLB stock owned by the Bank and all wholly-owned residential (1-4 units) first mortgage loans.

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

PART II

ITEM 5:   Market Price Dividends on the Registrant's Common Equity and Related Stockholder Matters

    The primary market area for the Corporation stock is Pointe Coupee Parish with Peoples Bank and Trust Company acting as registrar and transfer agent. There were approximately 575 shareholders of record as of December 31, 2000. The stock of the Corporation is not listed on any security exchange.

    Due to lack of an active trading market, the Corporation does not have available information to furnish a high and low sales price on the range of bid and asked quotations for its stock. Based on limited inquiries by management, it is believed that less than 3,000 shares traded in 2000. There can be no assurance that the limited inquiries adequately reflect the marketability of the stock.

    In March 2000 Peoples Bancshares declared a special dividend of $.50 per share to all stockholders of record as of March 31, 2000, totaling $154,488. Additionally, In December of 2000, Peoples Bancshares declared a dividend of $.45 per share to all stockholders of record as of November 10, 2000, totaling $139,040.

    Management, will for the foreseeable future, approach the payment of dividends on an annual basis and according to the profitability of the bank in that particular year, as well as considering the long-term capital needs of the bank in the future.

ITEM 6:      Selected Financial Data

Condensed Consolidated Statement of Income

For Year Ended Dec. 31,	2000	1999	1998	1997	1996
Interest Income	3,879,873	3,387,916	3,465,179	3,371,808	3,268,130
Interest Expense	1,513,905	1,091,748	1,131,970	1,139,117	1,115,370

Net Interest Income	2,365,968	2,296,168	2,333,209	2,232,691	2,152,760
Credit (Provisions) for
Loan Losses	-0-	57,629	46,000	-0-	32,000

Other non-interest income and expenses net	(978,898)	(1,049,184)	(1,004,289)	(853,166)	(836,731)

Income Tax
(Expense) benefit	(472,658)	(416,321)	(452,387)	(465,439)	(442,004)
Net Income (Loss)	914,412	888,292	922,533	914,086	906,025

Per Share:
Net (Income)	$2.96	$2.88	$2.99	$2.96	$2.94

Cash Dividend	$293,528	$262,430	$262,288	$200,575	$200,575
Book Value-End of Year	26.35	24.08	22.41	20.21	17.90

Selected Ratios
Loans to Assets	74.40	77.70	71.17	71.52	58.69
Loans to Deposits	95.46	99.64	87.83	85.47	68.51
Deposits to Assets	77.94	77.98	81.03	83.69	85.66
Capital to Deposits	21.20	24.27	20.85	18.95	16.36

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

FINANCIAL REVIEW

Summary

    Bancshares consolidated net income for 2000 was $914,412. This represents a Return on Average Assets of 2.07%, which we believe is a good return. This is in comparison to 2.26% for 1999 and 2.27% in 1998.

    Several factors contributed to this continued success. The most important factors were: 1) good interest rate margins; 2) a low level of classified assets; and 3) elimination of loan loss provisions.

    In 2000, charge-offs were $37,871 as compared to $33,424 in 1999. Recoveries for 2000 were $61,663 and provisions were -0-. Provisions for 1999 were ($57,629) and recoveries were $40,427.

    The prospects for 2001 remain encouraging. The bank continues to note financial stability and deem our reserves as adequate. As a result, the projections for income are good. Additionally, Peoples Bank is deemed to be a well capitalized institution within the guidelines of the FDIC.

    However, we still remain conservative in our view of the economy and current management will maintain that philosophy throughout 2001.

Other Income and Expenses

    Other Income, excluding loan related income, increased $ 96,793 or 16.39% in 2000 as compared to 1999. The increase was due to a difference in fee income and rental income.

    Other expenses, excluding interest expense increased by $26,507 or 1.62% in 2000 as compared to 1999. Salaries and employee benefits increased $10,235 or 1.15%.

Income Taxes

    Bancshares files a consolidated federal income tax return. Deferred income taxes are provided using the liability method on items of income or expenses recognized in different time periods for financial statement and income tax purposes.

Statement of Condition

    Total deposits as of December 31, 2000 increased $7,743,606 or 25.25% as compared to year end 1999. Non-interest bearing deposits increased $1,390,120 or 24.43% and interest bearing deposits increased $6,353,486 or 25.44%. Total loans excluding loan reserves increased $6,110,160 or 20.0% and cost of investment securities increased $419,925 or 8.25%. The increase in loans was concentrated primarily in commercial loans.

Liquidity Management

    The purpose of liquidity management is to assure the corporation's ability, at an acceptable cost, to raise funds to support asset growth, meet deposit withdrawals, and otherwise operate the Corporation on a continuing basis. The overall liquidity position of the bank is insured by acquisition of additional funds in the form of time deposits, borrowings such as Federal Funds, Federal Home Loan Bank borrowings, and the sale or maturing of investments.

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

    Traditionally, the source of additional capital has been retained earnings. Due to strong earnings from 1990 - 2000, and large recoveries of charged-off loans, our capital ratio is at an acceptable level. As such, retained earnings should continue to provide needed capital. Additionally, we will concentrate on the following to provide for our capital needs:

1. Increase non-interest income and reduce non-interest expenses
2. Maintain an adequate interest rate spread
3. Actively pursue previous charged-off loans for recoveries
4. Manage our growth rate

    Furthermore, the prospects for 2001 continue to be encouraging. Our capital base continued to grow in 2000; our loan loss reserve is adequate; our net income was extremely good with a Return on Average Assets of 2.07%; loan delinquencies continue to be manageable, although there was an increase in delinquencies over 1999; and classified assets have remained at a manageable level.

ECONOMIC CONDITIONS

    Current economic conditions are slightly above average compared to the previous (5) five years, but are certainly not great. Our asset/liability management strategy helped produced good margins in 2000. However, our strategies remain conservative; therefore, we are positioned as interest rates continue to fluctuate.

Item 8:    Financial Statements (following on next pages)

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

PART   III

Item 10:    Directors and Executive Officers

Directors of Bancshares are identified in the following table:

	Age	Type of Stock Ownership	Amount Owned	Percent of Total
Name
Principal Occupation

Joseph Jefferson David	81	Direct	30,638	9.916

Stephen P. David	43	Direct	4,522	1.464
President and CEO of Peoples Bancshares of Pointe Coupee and Peoples Bank & Trust Company		Indirect	19,557	6.330

Frank Ned Foti	65	Direct	24,561	7.949

C. E. Hebert, III	57	Direct	5,588	1.809

Junies W. Hurst	89	Direct	3,888	1.258

Clyde Walker Kimball	59	Direct	5,014	1.623

Camille N. Laborde	73	Direct	5,028	1.627

Norris A. Melancon, Jr.	73	Direct	20,491	6.632

Thomas W. Montgomery, III	61	Direct	3,588	1.161

Joseph Major Thibaut .	47	Direct	600	194
		Indirect	1,000.324

Rodney Fontaine	49	Direct	500	162
		Indirect	1,960	634.

Maurice Picard	53	Direct	400	129
			______	______
All Directors and Principal Officers as a Unit (12 Persons)		Direct Indirect	104,818 22,517	33.924 7.288

MANAGEMENT OF THE BANK AND BANCSHARES

Employees

On December 31, 2000, there were twenty full time employees. This includes the officers of the Corporation and Bank listed below:

Officers
Name	Age	Position Currently Held

Stephen P. David	43	President and CEO of Peoples Bancshares and Peoples Bank and Trust Company

Joyce A. York	53	Senior Vice President and Cashier of Peoples Bank

R. Blain Houston	28	Assistant Vice President and Loan Officer of Peoples Bank

Robin Cashio	50	Branch Manager of Peoples Bank

Kenneth R. Ramagos	45	Assistant Vice President and Loan Officer of Peoples Bank

Melissa Laborde	37	Loan Review Officer of Peoples Bank

Mary Posey	42	Loan Officer and Loan Collections Officer

Annie LeBlanc	67	Customer Account Officer

    Ms. York has been with Peoples Bank since inception. Mr. David was elected an officer of the Bank in December of 1983.

    Stephen P. David, Director, CEO, and President of Bancshares and the Bank, age 43. Mr. David joined the Bank on August 3, 1981 and has held many positions, including, Loan Officer; Assistant Vice President; Senior Loan Officer; Senior Vice-President and Assistant Secretary to the Board of Directors prior to being named to his current post on February 1, 1990.

    Bancshares was formed in 1983 and became the Bank's sole shareholder on December 27, 1983, at which time all directors of the Bank became directors of Bancshares. Dates prior to that time reflects service as a Director of the Bank.

    Joseph Jefferson David is the father of Stephen P. David.

Item 11:      Executive Compensation

a) Remuneration of Directors and Officers:

    All Executive Officers (President David & Senior Vice President York) had direct cash compensation of $206,420, $200,920, and $181,400 excluding board fees, but including bonuses in 2000, 1999, and 1998, respectively.

    On September 17, 1981, the Board of Directors of the Bank approved a profit sharing plan which conforms to the Internal Revenue Code, Section 401(a). All employees who have been employed by the Bank for a period of six months or more; who are 25 years of age; and who have at least 1,000 hours of service annually may participate in the profit sharing plan. No contributions were made to the plan in 2000.

    In January 1990 the Board of Directors approved a 401(k) savings plan which conforms to the Internal Revenue Code. All employees who have been employed by the bank for a period of six months or more were eligible to participate in the plan. Contributions by the bank in 2000 totaled $16,695. The accrued amount at year end totaled $533,821.46.

    The Bank has a deferred compensation plan available to its directors. At present only two directors are participating. Upon retirement, the Bank will pay the directors their deferred compensation plus interest, which accrues at the "low Wall Street rate", in 15 equal annual installments beginning the month after retirement. Upon pre-retirement death, the bank will pay his designated beneficiaries the greater of $8,400 a year for 15 years or his deferred compensation and accrued interest. The bank is the owner and beneficiary of an insurance policy on the life of each director.

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

    The Board of Directors of Bancshares held twelve (12) regular scheduled meetings during 2000. The Board of Directors of the Bank held twelve (12) regularly scheduled meetings. The Bank has a personnel committee which met one (1) times during 2000, and a loan committee which met sixteen (16) times during the year. The Board of Directors held no special meeting during 2000. The Bank also has an audit committee and executive committee which did not meet during 2000.

    The Board of Directors of Bancshares and the Bank do not have a nomination committee.

    Directors of Bancshares receive no remuneration for serving in that capacity. Each director of the Bank received a fee of $500 for each regular board meeting. Members of each committee receive $75 per meeting attended.

Item 12:      Security Ownership of Certain Beneficial Owners and Management

    As of March 31, 2001, Peoples Bancshares had authorized 1,000,000 shares of common stock and of this amount, 308,977 shares were outstanding. Additionally, as of this date, Peoples Bancshares had authorized but unissued 500,000 shares of Series A Preferred stock and 500,000 shares of Series B Preferred stock.

    As of March 31, 2001 the management of Bancshares knew of no other person or group that owned 5% or more of the outstanding stock of Bancshares other than Mr. N. A. Melancon, Jr., with 20,491 shares representing 6.632%; Mr. Frank N. Foti with 24,561 shares representing 7.949%; Mr. J. Jeff David with 30,638 shares representing 9.916% and William C. David* with 19,477 shares representing 6.304%.

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

    At no time in 2000 did these transactions exceed 10% of the equity capital, except for those matters noted below.

    All directors and officers as a group had total loans outstanding at year end 2000 and 1999 of $1,353,120 and $1,441,636 respectively.

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

By: /s/ Joseph M. Thibaut, Sr.
_________________________________
Joseph M. Thibaut, Sr.
Chairman

    Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph Jefferson David ________________________________ Joseph Jefferson David Director	/s/ Clyde Walker Kimball ______________________________ Clyde Walker Kimball Director
/s/ Frank Ned Foti ________________________________ Frank Ned Foti Director	/s/ Camille N. LaBorde ________________________________ Camille N. LaBorde Director
/s/ Norris A. Melancon, Jr. ________________________________ Norris A. Melancon, Jr. Director	/s/ C. E. Hebert, III ________________________________ C. E. Hebert, III Director and Secretary
/s/ Stephen P. David ________________________________ Stephen P. David President/CEO and Director	/s/ Junies W. Hurst ________________________________ Junies W. Hurst Director
/s/ Thomas W. Montgomery, III ________________________________ Thomas W. Montgomery, III Director	/s/ Joseph Major Thibaut ________________________________ Joseph Major Thibaut Director
/s/ Rodney G. Fontaine ________________________________ Rodney G. Fontaine Director	/s/ Maurice Picard ________________________________ Maurice Picard Director

EXHIBIT A.

PEOPLES BANCSHARES OF POINTE COUPEE
PARISH, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Peoples Bancshares of Pointe Coupee Parish, Inc.
New Roads, Louisiana

We have audited the accompanying consolidated balance sheets of Peoples Bancshares of Pointe Coupee Parish, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years during the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancshares of Pointe Coupee Parish, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years during the three year period ended December 31, 2000, in conformity with generally accepted accounting principles.

Postlethwaite & Netterville

/s/ Postlethwaite & Netterville

Baton Rouge, Louisiana
January 26, 2001

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
NEW ROADS, LOUISIANA

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

A S S E T S

	2000	1999

Cash and due from banks	$ 1,769,687	$ 738,632

Interest-bearing deposits in other banks	-	394,000

Federal funds sold	4,300,000	1,625,000

Securities available-for-sale	5,526,465	4,984,013

Other stocks, at cost	402,700	378,400

Loans, less allowances for loan losses of $825,337
and $801,545 at December 31, 2000 and 1999,
respectively	35,836,626	29,750,258

Accrued interest receivable	621,319	564,920

Bank premises and equipment, net of
accumulated depreciation	587,226	626,639

Foreclosed real estate	129,722	144,522

Other assets	104,543	116,297
	__________	__________
TOTAL ASSETS	$ 49,278,288	$ 39,322,681
	=========	=========
The accompanying notes are an integral part of these consolidated financial statements.

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

	2000	1999

LIABILITIES
Deposits:
Noninterest-bearing	$ 7,079,628	$ 5,689,508
Interest-bearing	31,326,443	24,972,957
	_________	_________
Total deposits	38,406,071	30,662,465

Other borrowed funds	2,371,900	1,000,000
Accrued interest payable	213,309	114,376
Other liabilities	144,858	105,442
	_________	_________
Total liabilities	41,136,138	31,882,283
	_________	_________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock; $2.50 par value; 1,000,000 shares authorized;
309,677 shares issued; and 308,977 shares outstanding	774,193	774,193
Capital surplus	1,530,320	1,530,320
Retained earnings	5,835,228	5,214,344
Accumulated other comprehensive income	10,685	(70,183)
	_________	_________
	8,150,426	7,448,674

Less: 700 shares held in treasury - at cost	(8,276)	(8,276)
	_________	_________
Total stockholders' equity	8,142,150	7,440,398
	_________	_________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 49,278,288	$ 39,322,681
	========	========

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

	2000	1999	1998

INTEREST INCOME
Interest on loans	$ 3,458,406	$ 2,949,718	$ 3,006,132
Interest on available-for-sale securities	334,928	319,632	358,338
Interest on federal funds sold	74,994	98,125	76,353
Interest on deposits in other banks	11,545	20,441	24,356
	________	________	_________
Total interest income	3,879,873	3,387,916	3,465,179
	________	________	_________

INTEREST EXPENSE
Interest on deposits	1,363,628	1,062,992	1,092,939
Interest on federal funds purchased	12,197	1,863	18,085
Interest on other borrowed funds	138,080	26,893	20,946
	________	________	_________
	1,513,905	1,091,748	1,131,970
	________	________	_________

NET INTEREST INCOME	2,365,968	2,296,168	2,333,209

Provision (credit) for loan losses	-	(57,629)	(46,000)
	________	________	_________

NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR
LOAN LOSSES	2,365,968	2,353,797	2,379,209
	________	________	_________

NON-INTEREST INCOME
Service charges on deposit accounts	161,247	136,122	122,414
Other service charges and fees	394,498	364,313	321,839
Net realized gains on sales of
available-for-sale securities	-	8,587	2,505
Other income	131,538	81,468	62,233
	________	________	_________
Total other income	687,283	590,490	508,991
	________	________	_________

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
NEW ROADS, LOUISIANA
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
	2000	1999	1998

NON-INTEREST EXPENSES
Salaries and employee benefits	$ 899,353	$ 889,118	$ 826,312
Occupancy expenses	153,630	166,605	160,318
Data processing expenses	95,342	104,024	107,173
Other operating expenses	517,856	479,927	419,477
	________	_________	_________
Total other expenses	1,666,181	1,639,674	1,513,280
	________	_________	_________

INCOME BEFORE INCOME
TAX EXPENSE	1,387,070	1,304,613	1,374,920

Income tax expense	472,658	416,321	452,387
	________	_________	_________

NET INCOME	914,412	888,292	922,533

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) arising during the period, net of taxes	80,868	(101,752)	21,145
Less: reclassification adjustment for realized gains	-	(8,587)	(2,505)
	________	_________	_________
	80,868	(110,339)	18,640
	________	_________	_________

COMPREHENSIVE INCOME	$ 995,280	$ 777,953	$ 941,173
	=======	=======	=======
Per common share data:

Net income	$ 2.96	$ 2.88	$ 2.99
	=======	=======	=======
Cash dividends	$ 0.95	$ 0.85	$ 0.85
	=======	=======	=======
Average number of shares outstanding	308,977	308,777	308,577
	=======	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

	Common Stock		Capital
	Shares	Amount	Surplus

Balance at December 31, 1997	309,677	$ 774,193	$ 1,525,808

Net income	-	-	-

Net change in unrealized gain (loss)
on available-for-sale securities,
net of deferred income taxes of $9,602	-	-	-

Cash dividends paid	-	-	-
	_______	_______	________
Balance at December 31, 1998	309,677	774,193	1,525,808

Net income	-	-	-

Net change in unrealized gain (loss)
on available-for-sale securities,
net of deferred income taxes of $56,841	-	-	-

Sale of 400 shares of common stock
held in the treasury	-	-	4,512

Cash dividends paid	-	-	-
	_______	_______	_______
Balance at December 31, 1999	309,677	774,193	1,530,320

Net income	-	-	-

Net change in unrealized gain (loss)
on available-for-sale securities,
net of deferred income taxes of $41,659	-	-	-

Cash dividends paid	-	-	-
	_______	________	_________
Balance at December 31, 2000	309,677	$ 774,193	$ 1,530,320
	======	=======	========

The accompanying notes are an integral part of these consolidated financial statements.

		Accumulated
		Other			Total
	Retained	Comprehensive	Treasury Stock		Stockholders'
	Earnings	Income	Shares	Amount	Equity

Balance at December 31, 1997	$ 3,928,237	$ 21,516	1,100	$ (13,000)	$ 6,236,754

Net income	922,533	-	-	-	922,533

Net change in unrealized gain (loss)
on available-for-sale securities,
net of deferred income taxes of $9,602	-	18,640	-	-	18,640

Cash dividends paid	(262,288)	-	-	-	(262,288)

Balance at December 31, 1998	4,588,482	40,156	1,100	(13,000)	6,915,639

Net income	888,292	-	-	-	888,292

Net change in unrealized gain (loss)
on available-for-sale securities,
net of deferred income taxes of $56,841	-	(110,339)	-	-	(110,339)

Sale of 400 shares of common stock
held in the treasury			(400)	4,724	9,236

Cash dividends paid	(262,430)	-	-	-	(262,430)
	________	________	_______	________	_________
Balance at December 31, 1999	5,214,344	(70,183)	700	(8,276)	7,440,398

Net income	914,412	-	-	-	914,412

Net change in unrealized gain (loss)
on available-for-sale securities,
net of deferred income taxes of $41,659	-	80,868	-	-	80,868

Cash dividends paid	(293,528)	-	-	-	(293,528)
	________	________	_______	________	_________
Balance at December 31, 2000	$ 5,835,228	$ 10,685	700	$ (8,276)	$ 8,142,150
	======	=======	======	=======	========

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY NEW ROADS, LOUISIANA CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 914,412	$ 888,292	$ 922,533
Adjustments to reconcile net income to net cash
Provided by operating activities:
Gain on sales of other real estate	(54,163)	(9,297)	(2,950)
Loss (gain) on sales of other assets	(100)	526	3,760
Net realized gains from sales and maturities
of available-for-sale securities	-	(8,587)	(2,505)
Net accretion of investment security discounts /
Amortization of investment security premiums	964	6,815	12,270
Provision (credit) for loan losses	-	(57,629)	(46,000)
Provision for foreclosed real estate	10,200	4,500	-
Depreciation	60,580	62,200	60,714
Net changes in operating assets and liabilities:
Accrued interest receivable	(56,399)	(51,791)	24,617
Other assets	(12,261)	28,296	(44,204)
Accrued interest payable	98,933	14,007	4,474
Other liabilities	21,771	(10,495)	31,220
	______	_______	________
Net cash provided by operating activities	983,937	866,837	963,929
	______	_______	________

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of
Available-for-sale securities	1,666,913	2,282,152	6,139,493
Purchases of available-for-sale securities	(2,087,801)	(2,698,132)	(3,660,296)
Net decrease in interest-bearing deposits in
other banks	394,000	-	99,000
Purchase of other stocks	(24,300)	(26,800)	(351,600)
Net decrease (increase) in federal funds sold	(2,675,000)	2,400,000	(3,225,000)
Net increase in loans	(6,860,677)	(1,447,140)	(1,122,940)
Expenditures on foreclosed real estate	(30,128)	-	-
Proceeds from sales of foreclosed real estate and other assets	863,300	61,418	30,650
Purchases of bank premises and equipment	(21,167)	(15,961)	(49,212)
	_________	_______	_________
Net cash provided by (used in) investing activities	(8,774,860)	555,537	(2,139,905)
	_________	_______	_________

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

	2000	1999	1998

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease ) in noninterest-bearing demand
Deposit accounts, savings accounts, and NOW accounts	$ 4,094,440	$ (2,628,725)	$ 498,561
Net increase (decrease) in time deposits	3,649,166	134,677	(261,872)
Net increase in other borrowed funds	1,371,900	372,000	628,000
Proceeds from sales of treasury stock	-	9,236	-
Dividends paid	(293,528)	(262,430)	(262,288)
	__________	_________	_________
Net cash provided by (used in) financing activities	8,821,978	(2,375,242)	602,401
	__________	_________	_________

Net increase (decrease) in cash and due from banks	1,031,055	(952,868)	(573,575)

Cash and due from banks - beginning of year	738,632	1,691,500	2,265,075
	__________	_________	_________
Cash and due from banks - end of year	$ 1,769,687	$ 738,632	$ 1,691,500
	=========	========	========

Supplemental disclosures of cash flow information

Cash paid for interest	$ 1,414,972	$ 1,077,741	$ 1,127,496
	=========	========	========

Cash paid for income taxes	$ 466,000	$ 398,793	$ 468,120
	=========	========	========
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

Interest bearing deposits in other banks

Interest bearing deposits in other banks mature within one year and are carried at cost, which approximates market.

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreclosed real estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is subsequently carried at the lower of carrying amount or fair value, less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate .

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

Reclassification

Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the current year presentation.

2.   INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated statements of financial condition according to management's intent. Securities classified as available-for-sale consisted of the following:
		December 31, 2000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and obligations of other governmental entities	5,021,838	$36,730	$12,555	$5,046,013

Mortgage-backed securities	$488,438	-	7,986	480,452
	_________	_______	_______	_________
	$5,510,276	$36,730	$20,541	$5,526,465
	=======	======	======	========

	December 31, 1999

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and
obligations of other
governmental entities	$3,964,294	$1,278	$84,904	$3,880,668

Mortgage-backed securities	1,126,057	23	22,735	1,103,345
	_________	_______	_______	_________
	$5,090,351	$1,301	$107,639	$4,984,013
	=======	======	======	========

Realized gains on sales of securities during the years ended December 31, 2000, 1999, and 1998 were as follows:
	2000	1999	1998
U.S. Treasury securities and obligations of other governmental entities	$ -	$8,587	$2,505

Mortgage-backed securities	-	-	-
	_________	_________	____________
	$ -	$8,587	$2,505
	========	========	==========

2.    INVESTMENT SECURITIES (continued)

The amortized costs and estimated market values of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized	Fair
	Cost	Value

Within one year	$1,730,071	$1,735,873
Greater than one but within five years	2,791,949	2,787,098
Greater than five but within ten years	98,690	101,266
Greater than ten years	401,128	421,776
	5,021,838	5,046,013
Mortgage-backed securities	488,438	480,452
	$5,510,276	$5,526,465
	========	========

Investment securities with carrying values of approximately $3,258,885 and $2,250,860 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

3.    LOANS

	2000	1999
	(in thousands)	(in thousands)

Agricultural loans	7,082	$6,442
Commercial loans	16,216	11,085
Real estate loans	5,785	5,502
Consumer loans	7,190	6,934
Other	389	589
	36,662	30,552
Less: allowance for loan losses	(825)	(802)
Loans, net	$ 35,837	$ 29,750
	======	======

3.    LOANS (continued)

Changes in the allowance for loan losses during the years ended December 31, 2000, 1999, and 1998 were as follows:
	2000	1999	1998
Balance - beginning of year	$ 801,545	$ 852,171	$ 846,958
Provision credited to operations	-	(57,629)	(46,000)
Loans charged-off	(37,871)	(33,424)	(38,571)
Recoveries	61,663	40,427	89,784
Balance - end of year	$ 825,337	$ 801,545	$ 852,171
	=======	=======	=======

Impairment of loans having recorded investments of approximately $469,600 at December 31, 2000, and $404,860 at December 31, 1999, has been recognized in conformity with SFAS No. 114, Accounting by Creditors for Impairment of a Loan , as amended by SFAS No. 118. The average recorded investment in impaired loans during 2000 and 1999 was approximately $587,800 and $205,570, respectively. The total allowances for loan losses related to these loans was $42,279 and $22,500 at December 31, 2000 and 1999, respectively.

Interest income on impaired loans, which is recognized when cash payments are received, totalled approximately $5,000, $7,000, and $8,000 during the years ended December 31, 2000, 1999, and 1998, respectively.

The Bank transferred $774,308 and $24,024 of real estate acquired in settlements of loans to other real estate owned and other assets during the years ended December 31, 2000 and 1999, respectively.

The Bank is not committed to lend additional funds to debtors whose loans have been modified.

4.   BANK PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment are summarized as follows:
	2000	1999

Land	$ 100,081	$ 100,081
Buildings and improvements	894,923	883,473
Equipment	518,950	509,233
	1,513,954	1,492,787
Less: accumulated depreciation	(926,728)	(866,148)
	$ 587,226	$ 626,639
	========	========

Depreciation expense amounted to $60,580, $62,200, and $60,714 during the years ended December 31, 2000, 1999, and 1998, respectively.

5.   DEPOSITS

Deposits are summarized below:
	2000	1999
Demand deposit accounts	$ 7,079,628	$ 5,701,476
NOW accounts	6,754,120	3,357,017
Savings accounts	5,340,615	6,021,428
Time accounts	19,231,708	15,582,544
	$ 38,406,071	$ 30,662,465
	==========	==========

At December 31, 2000, the scheduled maturities of all outstanding certificates of deposit were as follows:
During the year ending December 31st	Amount

2001	$ 15,837,865
2002	3,079,670
2003	279,118
2004	35,055
$ 19,231,708
===========

5.   DEPOSITS (continued)

Included in deposits are approximately $6,960,000 and $4,383,000 of certificates of deposit in excess of $100,000 at December 31, 2000 and 1999, respectively. Interest expense on such deposits was approximately $286,500, $239,600, and $198,000 during the years ended December 31, 2000, 1999, and 1998, respectively.

6.   OTHER BORROWED FUNDS

The Bank has established a line-of-credit for approximately $4,250,000 with the Federal Home Loan Bank (FHLB) to provide an additional source of operating capital. The current advances, which totalled $2,371,900 and $1,000,000 at December 31, 2000 and 1999, respectively, bore interest at variable rates ranging from 6.00% to 6.76%.

This line of credit is secured by $402,700 of FHLB stock owned by the Bank and all wholly-owned residential (1-4 units) first mortgage loans.

7.   INCOME TAXES

The source and tax effect of items reconciling income tax expense to the amount computed by applying the federal income tax rates in effect to income before income tax expense for the years ended December 31, 2000, 1999, and 1998 were as follows:
	2000		1999		1998

	Amount	%	Amount	%	Amount	%
Income before income tax expense	1,387,070	100.0%	$1,304,613	100.0%	$1,374,920	100.0%
	======	=====	======	=====	======	=====
Income tax expense at statutory rate	$471,604	34.0%	$443,568	34.0%	$467,473	34.0%
Tax-exempt interest income and nondeductible interest cost	(9,438)	(0.7)	(9,220)	(0.7)	(29,348)	(2.1)
Other	10,492	0.8	(18,027)	(1.4)	14,262	1.0
	$472,658	34.1%	$416,321	31.9%	$452,387	32.9%
	======	=====	======	=====	======	=====

7.   INCOME TAXES (continued)

The components of income tax expense during the years ended December 31, 2000, 1999, and 1998 were as follows:

	2000	1999	1998

Current tax expense	$ 486,253	$ 384,604	$ 449,201
Deferred tax expense (benefit)	(13,595)	31,717	3,186
	$ 472,658	$ 416,321	$ 452,387
	=======	=======	=======

Bancshares records deferred income taxes on the tax effect of temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is less than fifty percent probable. Deferred tax assets (liabilities) were comprised of the following at December 31, 2000 and 1999:

	2000	1999
Depreciation	($120,511)	($129,370)
Stock dividends	(17,279)	(8,974)
Unrealized gains on securities	(5,504)	-
Gross deferred tax liability	(143,294)	(138,344)

Reserve for loan losses	77,901	77,901
Write-downs of foreclosed property	24,261	20,793
Unrealized losses on securities	-	36,155
Deferred compensation	37,083	27,510
Gross deferred tax assets	139,245	162,359
Less: deferred tax asset valuation allowance	-	-
Net deferred tax asset (liability)	($ 4,049)	$ 24,015
	========	=======

8.   EMPLOYEE BENEFITS

The Bank maintains a 401(k) savings plan for which the majority of its employees are eligible. The employer contributes to the plan based on the discretion of the Board of Directors. The Bank matches 50% of employee contributions up to 6% of each employee's salary. The Bank recognized expenses relating to this plan of approximately $16,700, $16,200, and $13,300 during the years ended December 31, 2000, 1999, and 1998, respectively.

8.   EMPLOYEE BENEFITS (continued)

The Bank maintains a deferred compensation agreement with several directors. Upon retirement, the Bank will pay the directors their deferred compensation plus interest. The Bank is the owner and beneficiary of several insurance policies covering the lives of these directors.

The Bank also maintains a supplemental executive retirement plan agreement with its president. Upon retirement, or in the event of death, the president, or his designated beneficiary, will receive the benefit over a 20 year period. The Bank is the owner and beneficiary of an insurance policy covering the life of the president. If employment is terminated "without cause" prior to retirement, the Bank will pay the president his accrued benefit, which is based on the number of months of completed service since January, 1996.

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

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. At December 31, 2000, unfunded loan commitments totalled approximately $5,275,000.

9.   FINANCIAL INSTRUMENTS (continued)

Commitments to Extend Credit (continued)

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 2000, commitments under standby letters of credit totalled approximately $112,530. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Because these instruments have fixed maturity dates, they do not generally present any significant liquidity risk to the Bank.

The Bank has not been required to perform on any financial guarantees during the past three years. The Bank did not incur any losses on such commitments during either 2000, 1999, or 1998.

The estimated fair values of Bancshares's financial instruments at December 31, 2000 and 1999 were as follows (in thousands):

	2000		1999
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks, interest bearing deposits in other banks, and federal funds sold	$6,070	$6,070	$2,758	$2,758
Securities available-for-sale	5,526	5,526	4,984	4,984
Loans receivable (net)	35,837	35,724	29,750	29,650
Accrued interest receivable	621	621	565	565

Financial liabilities:
Deposit liabilities	38,406	38,425	30,662	30,597
Other borrowed funds	2,372	2,372	1,000	1,000
Accrued interest payable	213	213	114	114

10. RELATED PARTY TRANSACTIONS

In the ordinary course of business, certain officers and directors of the Bank and companies in which they have 10% or more beneficial ownership maintain a variety of banking relationships with the Bank. An analysis of activity during 2000, 1999, and 1998 with respect to loans to officers and directors of the Bank is as follows:
	2000	1999	1998

Balance - beginning of year	$ 1,441,636	$ 1,382,362	$ 1,213,533
Additions	492,406	1,705,025	897,008
Payments	(580,922)	(1,645,751)	(728,179)
Balance - end of year	$1,353,120	$ 1,441,636	$ 1,382,362
	========	=========	========

Included in deposits are deposits from directors, officers, their immediate families, and related companies. These accounts totalled approximately $1,471,000 and $1,262,252 at December 31, 2000 and 1999, respectively.

11.   RESTRICTIONS OF RETAINED EARNINGS

The Bank, as a state chartered Bank, is subject to the dividend restrictions set forth by the Commissioner. Under such restrictions, the Bank may not, without the prior approval of the Commissioner, declare dividends in excess of the sum of the current year's retained net earnings (as defined) plus the retained net earnings (as defined) from the prior year. The Bank can declare, without the approval of the Commissioner, dividends totalling $909,401 more than its retained net earnings during the year ending December 31, 2001.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

12.   REGULATORY MATTERS (continued)

The most recent notification from the Office of Financial Institutions (as of June 30, 2000) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below (on the following page). There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are presented below:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2000:
Total capital
(to risk-weighted assets)	$6,499,795	19.6%	$2,653,520	>8.0%	$3,316,900	>10.0%
Tier I capital
(to risk-weighted assets)	6,077,073	18.3%	1,326,760	>4.0%	1,990,140	>6.0%
Tier I capital
(to average assets)	6,077,073	12.8%	1,892,720	>4.0%	2,365,900	>5.0%

As of December 31, 1999:
Total capital
(to risk-weighted assets)	$5,432,245	20.9%	$2,082,080	>8.0%	2,602,600	>10.0%
Tier I capital
(to risk-weighted assets)	5,102,582	19.6%	1,041,040	>4.0%	1,561,560	>6.0%
Tier I capital
(to average assets)	5,102,582	12.5%	1,632,120	>4.0%	2,040,150	>5.0%

13.   SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within Pointe Coupee Parish. As of December 31, 2000, the Bank's receivables from, guarantees of, and obligations from agriculture loans made to sugar cane, cotton, and wheat farmers were considered a concentration. These loans are generally secured by assets or farm crops, and a large majority of these loans are 90% guaranteed by the Farm Service Agency. The loans are expected to be repaid from cash flow or proceeds from the sale of crops. Loan losses arising from lending transactions with farmers compare favorably with the Bank's loan loss experience on its loan portfolio as a whole.

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

14.   SUPPLEMENTAL EXPENSE ITEMS

Supplemental expense items during the years ended December 31, 2000, 1999, and 1998 were as follows:
	2000	1999	1998

Director fees	$ 93,025	$ 79,350	$ 60,000
	========	========	=======
Professional fees	$ 76,700	$ 76,750	$ 70,250
	========	========	=======

15.	BANK ONLY FINANCIAL STATEMENTS

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2000 AND 1999

ASSETS

		2000	1999

	Cash and due from banks	$ 1,769,687	$ 738,632
	Interest bearing deposits in other banks	-	394,000
	Federal funds sold	4,300,000	1,625,000
	Securities available-for-sale	5,395,409	4,529,811
	Other stocks, at cost	402,700	378,400
	Loans, less allowances for loan losses of $825,337 and $801,545
	at December 31, 2000 and 1999, respectively	35,836,626	29,750,258
	Bank premises and equipment, net	587,226	626,639
	Accrued interest receivable	620,606	561,379
	Foreclosed real estate	129,722	144,522
	Other assets	107,201	114,348
		__________	__________
	Total assets	$ 49,149,177	$ 38,862,989
		=========	=========
LIABILITIES AND STOCKHOLDER'S EQUITY

	Liabilities:
	Deposits
	Noninterest-bearing	$ 9,003,077	$ 7,567,632
	Interest-bearing	31,326,443	24,972,957
		_________	__________
	Total deposits	40,329,520	32,540,589

	Other borrowed funds	2,371,900	1,000,000
	Accrued interest payable	213,309	114,376
	Other liabilities	145,481	105,442
		_________	__________
	Total liabilities	43,060,210	33,760,407
		_________	_________
	Stockholder's equity:
	Common stock; $2.50 par value; 1,000,000 shares authorized;
	309,677 shares issued and outstanding	774,193	774,193
	Capital surplus	3,225,808	2,225,808
	Undivided profits	2,077,072	2,167,671
	Accumulated other comprehensive income	11,894	(65,090)
		_________	_________
	Total stockholder's equity	6,088,967	5,102,582
		_________	_________
	Total liabilities and stockholder's equity	$ 49,149,177	$ 38,862,989
		==========	=========

15.	BANK ONLY FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

		2000	1999	1998

	INTEREST INCOME
	Interest on loans	$ 3,458,406	$ 2,949,718	$ 3,006,132
	Interest on available-for-sale securities	313,749	293,416	326,163
	Interest on federal funds sold	74,994	98,125	76,353
	Interest on deposits in other banks	11,545	20,441	24,356
		________	_________	___________
	Total interest income	3,858,694	3,361,700	3,433,004
		________	_________	___________

	INTEREST EXPENSE
	Interest on deposits	1,363,628	1,062,992	1,092,939
	Other borrowed funds	138,080	26,893	20,946
	Loan from parent company	-	15,107	13,516
	Interest on federal funds purchased	12,197	1,863	18,085
		________	_________	___________
	Total interest expense	1,513,905	1,106,855	1,145,486
		________	_________	___________

	NET INTEREST INCOME	2,344,789	2,254,845	2,287,518

	Provision (credit) for loan losses	-	(57,629)	(46,000)
		________	_________	___________

	NET INTEREST INCOME AFTER
	PROVISION (CREDIT) FOR
	LOAN LOSSES	2,344,789	2,312,474	2,333,518
		________	_________	___________

	NONINTEREST INCOME
	Service charges on deposit accounts	161,247	136,122	122,414
	Other service charges and fees	394,498	364,313	321,839
	Net realized gains on sales of
	available-for-sale securities	-	8,587	2,505
	Other income	131,538	81,468	62,233
		________	_________	___________
		687,283	590,490	508,991
		________	_________	___________

15.	BANK ONLY FINANCIAL STATEMENTS

STATEMENTS OF FINANCIAL OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

		2000	1999	1998

	NONINTEREST EXPENSES
	Salaries and employee benefits	$ 899,353	$ 889,118	$ 826,312
	Occupancy expenses	153,630	166,605	160,318
	Data processing expenses	95,342	104,024	107,173
	Other operating expenses	504,300	432,170	406,910
		________	__________	___________
		1,652,625	1,591,917	1,500,713
		________	__________	___________

	INCOME BEFORE INCOME
	TAX EXPENSE	1,379,447	1,311,047	1,341,796

	Income tax expense	470,046	423,607	444,426
		________	__________	___________

	NET INCOME	909,401	887,440	897,370

	OTHER COMPREHENSIVE INCOME
	Unrealized holding gains (losses) arising
	during the period, net of taxes	76,984	(97,635)	22,121
	Less: reclassification adjustment for
	realized gains	-	(8,587)	(2,505)
		________	__________	___________
		76,984	(106,222)	19,616
		________	__________	___________
	COMPREHENSIVE INCOME	$ 986,385	$ 781,218	$ 916,986
		=========	=========	==========

16.	PARENT ONLY FINANCIAL STATEMENTS

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

ASSETS

		2000	1999

	Cash in subsidiary bank	$ 1,923,449	$ 1,878,124
	Securities available-for-sale	131,056	454,202
	Accrued interest receivable	713	3,541
	Other assets	1,252	2,624
	Investment in subsidiary bank	6,088,967	5,102,582
		___________	____________
	Total assets	$ 8,145,437	$ 7,441,073
		==========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

	LIABILITIES
	Due to subsidiary bank	$ 3,287	$ 675
		___________	___________
	Total liabilities	3,287	675
		___________	___________
	STOCKHOLDERS' EQUITY
	Common stock; $2.50 par value; 1,000,000 shares authorized;
	309,677 shares issued; and 308,977 outstanding	774,193	774,193
	Capital surplus	1,530,320	1,530,320
	Retained earnings	5,835,228	5,214,344
	Accumulated other comprehensive income	10,685	(70,183)
		___________	___________
		8,150,426	7,448,674
	Less: 700 shares held in treasury - at cost	(8,276)	(8,276)
		___________	___________
	Total stockholders' equity	8,142,150	7,440,398
		___________	___________
	Total liabilities and stockholders' equity	$ 8,145,437	$ 7,441,073
		==========	==========

16.	PARENT ONLY FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

		2000	1999	1998

	INCOME
	Interest on available-for-sale securities	$ 21,179	$ 26,216	$ 32,175
	Interest on loan to subsidiary	-	15,107	13,516
	Dividends from subsidiary	-	1,354,040	1,473,394
		__________	__________	__________
		21,179	1,395,363	1,519,085
		__________	__________	__________
	EXPENSES	13,556	47,757	12,567
		__________	__________	__________

	INCOME BEFORE EQUITY (DEFICIT)
	IN UNDISTRIBUTED EARNINGS
	OF SUBSIDIARY	7,623	1,347,606	1,506,518

	Equity (deficit) in undistributed earnings
	of subsidiaries	909,401	(466,600)	(576,024)
		__________	__________	__________

	INCOME BEFORE INCOME TAX
	EXPENSE (BENEFIT)	917,024	881,006	930,494

	Income tax expense (benefit)	2,612	(7,286)	7,961
		__________	__________	__________

	NET INCOME	914,412	888,292	922,533

	OTHER COMPREHENSIVE INCOME

	Unrealized holding gains (losses) arising during the period, net of taxes	80,868	(101,752)	21,145

	Less: reclassification adjustment for realized gains	-	(8,587)	(2,505)
		__________	__________	__________
		80,868	(110,339)	18,640
		__________	__________	__________

	COMPREHENSIVE INCOME	$ 995,280	$ 777,953	$ 941,173
		=========	=========	=========

16.	PARENT ONLY FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

		2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$ 914,412	$ 888,292	$ 922,533
Adjustments to reconcile net income to net cash
Provided by operating activities:
Net accretion of investment security discounts /
Amortization of investment security premiums		712	1,404	-
Increase in other assets		(629)	-	-
Decrease (increase) in accrued interest receivable		2,828	462	(4,003)
Increase (decrease) in other liabilities		2,612	(7,285)	7,457
Undistributed earnings of subsidiaries		(909,401)	466,600	576,024
		________	________	________
Net cash provided by operating activities		10,534	1,349,473	1,502,011
		________	________	________

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities		-	-	(5,085,242
Proceeds from maturities of available-for-sale securities		328,319	85,387	4,537,035
Advancement of funds to subsidiary		-	-	(600,000)
Repayment of funds from subsidiary		-	600,000	-
		________	________	________
Net cash provided by (used in) investing activities		328,319	685,387	(1,148,207)
		________	________	________

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid		(293,528)	(262,430)	(262,288)
Proceeds from sales of treasury stock		-	9,236	-
		________	________	________
Net cash used in financing activities		(293,528)	(253,194)	(262,288)
		________	________	________

Increase in cash		45,325	1,781,666	91,516
Cash - beginning of year		1,878,124	96,458	4,942
		________	________	________
Cash - end of year		$ 1,923,449	$ 1,878,124	$ 96,458
		=========	=========	========