Form 10-Q
period 2001-09-30
PEOPLES BANCSHARES OF POINTE COUPEE PARISH INC
filed 2001-11-13
CIK 720026

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended Sept. 30, 2001

Commission file number 2-84047

             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

                   POINTE COUPEE PARISH, LA.  72-0995027

                 805 HOSPITAL ROAD, NEW ROADS, LOUISIANA 70760

                              (225)  638-3713

Common Stock, $2.50 Par Value 1,000,000 shares authorized 309,677 issued and 308,977 outstanding as of Sept. 30, 2001

                                   INDEX


             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

               Unaudited consolidated call report balance sheet as of Sept. 30, 2001.

               Unaudited consolidated call report statement of income as of Sept. 30, 2001.

               Unaudited consolidated statement of change in stockholders' equity for the three months ended
               Sept. 30, 2001.

               Notes to unaudited consolidated financial statements as of Sept. 30, 2001 and 2000.

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operation's


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings


Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders



SIGNATURES

INCOME STATEMENT
JANUARY 1, 2001 - Sept. 30, 2001


                                                    DOLLAR AMOUNTS IN THOUSANDS
-------------------------------------------------------------------------------

1.  INTEREST INCOME
 a.  INTEREST AND FEE INCOME ON LOANS (1), (2):                             N/A
     (1)  TOTAL LOANS (TO BE COMPLETED ONLY BY THOSE BANKS
          WITH LESS THAN $25 MILLION IN TOTAL ASSETS)
          THE FOLLOWING FOUR ITEMS ARE TO BE COMPLETED ONLY BY THOSE
          BANKS WITH $25 MILLION OR MORE IN TOTAL ASSETS (1), (2)
     (2)  REAL ESTATE LOANS                                                 420
     (3)  LOANS TO INDIVIDUALS                                              515
     (4)  CREDIT CARDS AND RELATED PLANS                                      0
     (5)  COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS                1,619
 b.  INCOME FROM LEASE FINANCING RECEIVABLES                                  0
 c.  INTEREST INCOME ON BALANCES DUE FROM DEPOSITORY
     INSTITUTIONS  (3)                                                        0
 d.  INTEREST AND DIVIDED INCOME ON SECURITIES
     (1)  SECURITIES ISSUED BY STATES AND POLITICAL SUBDIVISIONS
          IN U.S.:
          (a)  TAXABLE SECURITIES
          (b)  TAX-EXEMPT SECURITIES                                         25
     (2)  U.S. GOVERNMENT SECURITIES AND OTHER DEBT SECURITIES              147
     (3)  EQUITY SECURITIES (INCLUDING INVESTMENTS IN MUTUAL FUNDS)           0
 e.  INTEREST INCOME FROM ASSETS HELD IN TRADING ACCOUNTS                     0
 f.  INTEREST INCOME ON FEDERAL FUNDS SOLD (4) AND SECURITIES
     PURCHASED UNDER AGREEMENTS TO RESELL                                   117
 g.  OTHER INTEREST INCOME                                                   21
 h.  TOTAL INTEREST INCOME (SUM OF ITEMS 1.a THROUGH 1.g.)                2,864

2. INTEREST EXPENSE:
 a.  INTEREST ON DEPOSITS
     (1)  TRANSACTION ACCOUNTS (NOW ACCOUNTS, ATS ACCOUNTS AND
          TELEPHONE AND PREAUTHORIZED TRANSFER ACCOUNTS)                    176
     (2)  NON TRANSACTION ACCOUNTS
          (a)  OTHER SAVING DEPOSITS INCLUDING MMDAs                        132
          (b)  TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE             288
          (c)  ALL OTHER TIME DEPOSITS(1)                                   530
 b.  EXPENSE OF FEDERAL FUNDS PURCHASED(2) AND SECURITIES
     SOLD UNDER AGREEMENTS TO REPURCHASE                                      0
 c.  INTEREST ON DEMAND NOTES ISSUED TO THE U.S. TREASURY AND ON
     OTHER BORROWED MONEY                                                    76
 d.  INTEREST ON MORTGAGE INDEBTEDNESS AND OBLIGATIONS UNDER
     CAPITALIZED LEASED                                                       0
 e.  INTEREST ON SUBORDINATED NOTES AND DEBENTURES                            0
 f.  TOTAL INTEREST EXPENSES (SUM OF ITEMS 2.a THROUGH 2.e)               1,202

3.  NET INTEREST INCOME (ITEM 1.h. MINUS 2.f)                             1,662

4.  PROVISIONS:
 a.  PROVISION FOR LOAN AND LEASE LOSSES                                    - 4
 b.  PROVISION FOR ALLOCATED TRANSFER RISK                                    0

5.  NONINTEREST INCOME:
 a.  SERVICE CHARGES ON DEPOSIT ACCOUNTS                                    372
 b.  OTHER NONINTEREST INCOME:
     (1)  OTHER FEE INCOME                                                    7
     (2)  ALL OTHER NONINTEREST INCOME                                       89
 c.  TOTAL NONINTEREST INCOME (SUM OF ITEMS 5.a AND 5.b)                    468

6.  a.  REALIZED GAINS (LOSSES) ON HELD-TO-MATURITY
        SECURITIES                                                            0
    b.  REALIZED GAINS (LOSSES) ON AVAILABLE-FOR-SALE
          SECURITIES                                                          3

7.  NONINTEREST EXPENSES:
 a.  SALARIES AND EMPLOYEE BENEFITS                                         652
 b.  EXPENSES OF PREMISES AND FIXED ASSETS (NET OF
     RENTAL INCOME) (EXCLUDING SALARIES AND EMPLOYEE BENEFITS
     AND MORTGAGE INTEREST)                                                 119
 c.  OTHER NONINTEREST EXPENSES                                             461
 d.  TOTAL NONINTEREST EXPENSE (SUM OF ITEMS 7.s THROUGH
     7.c.)                                                                1,232

8.  INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY
    ITEMS AND OTHER ADJUSTMENTS (ITEM 3 PLUS OR MINUS ITEMS
    4.a, 4.b, 5.c, 6.a, 6.b, AND 7.d)                                       897

9.  APPLICABLE INCOME TAXES (ON ITEM 8)                                     291

10.  INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND OTHER
     ADJUSTMENTS (ITEMS 8 MINUS 9)                                          606

11.  EXTRAORDINARY ITEMS AND OTHER ADJUSTMENTS:
 a.  EXTRAORDINARY ITEMS AND OTHER ADJUSTMENTS, GROSS OF
     INCOME TAXES                                                             0
 b.  APPLICABLE INCOME TAXES (ON ITEM 11.a)                                   0
 c.  EXTRAORDINARY ITEMS AND OTHER ADJUSTMENTS, NET OF INCOME
     TAXES (ITEM 11.a MINUS 11.b)                                             0

12.  NET INCOME (LOSS)  (SUM OF ITEMS 10 AND 11.c)                          606

BALANCE SHEET

ASSETS

1.  CASH AND BALANCES DUE FROM DEPOSITORY INSTITUTIONS:
 a.  NONINTEREST-BEARING BALANCES AND CURRENCY AND COIN
     (1),(2)                                                              1,436
 b. INTEREST-BEARING BALANCES (3)                                           196

2.  SECURITIES:
 a. HELD-TO-MATURITY SECURITIES (FROM SCHEDULE RC-B,
    COLUMN A)
 b. AVAILABLE-FOR-SALE SECURITIES (FROM SCHEDULE RC-B
    COLUMN D)                                                             3,771

3.  FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER
    AGREEMENTS TO RESELL:
 a.  FEDERAL FUNDS SOLD (4)                                                 975
 b. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL (5)                       0

4. LOANS AND LEASE FINANCING RECEIVABLES:
 a.  LOANS AND LEASES, NET OF UNEARNED INCOME (FROM
     SCHEDULE RC-C)                                                      40,037
 b.  LESS:  ALLOWANCE FOR LOAN AND LEASE LOSSES                             617
 c.  LESS:  ALLOCATED TRANSFER RISK RESERVE                                   0
 d.  LOANS AND LEASES, NET OF UNEARNED INCOME, ALLOWANCE,
     AND RESERVE (ITEM 4.a MINUS 4.b AND 4.c)                            39,420

5.  TRADING ASSETS                                                            0

6.  PREMISES AND FIXED ASSETS (INCLUDING CAPITALIZED
    LEASES)                                                                 579

7.  OTHER REAL ESTATE OWNED (FROM SCHEDULE RC-M)                            117

8.  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND                            0
    ASSOCIATED COMPANIES (FROM SCHEDULE RC-M)

9.  CUSTOMERS' LIABILITY TO THIS BANK ON ACCEPTANCES
    OUTSTANDING                                                               0

10. INTANGIBLE ASSETS (FROM SCHEDULE RC-M)                                    0

11. OTHER ASSETS (FROM SCHEDULE RC-F)                                     1,316

12. a.  TOTAL ASSETS (SUM OF ITEMS 1 THROUGH 11)                         47,810
    b.  LOSSES DEFERRED PURSUANT TO 12 U.S.C. 1823(J)                         0
    c.  TOTAL ASSETS AND LOSSES DEFERRED PURSUANT TO 12
        U.S.C. 1923(j) (SUM OF ITEMS 12.a AND 12.b)                      47,810

LIABILITIES

13. DEPOSITS:
 a. IN DOMESTIC OFFICES (SUM OF TOTALS OF COLUMNS A AND
    C FROM SCHEDULE RC-E)                                                38,627
    (1)  NONINTEREST-BEARING (1)                                          7,873
    (2)  INTEREST-BEARING                                                30,754
 b. IN FOREIGN OFFICES, EDGE AND AGREEMENT SUBSIDIARIES,
    AND IBF'S
    (1) NONINTEREST-BEARING
    (2) INTEREST-BEARING

14. FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS
    TO REPURCHASE:
 a. FEDERAL FUNDS PURCHASED (2)                                               0
 b. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE(3)                         0

15. a. DEMAND NOTES ISSUED TO THE U.S. TREASURY                               0
    b. TRADING LIABILITIES                                                    0

16. OTHER BORROWED MONEY:
 a. WITH ORIGINAL MATURITY OF ONE YEAR OR LESS                              500
 b. WITH ORIGINAL MATURITY OF MORE THAN ONE YEAR                          1,332

17. MORTGAGE INDEBTEDNESS AND OBLIGATIONS UNDER CAPITALIZED
    LEASES                                                                    0

18. BANK'S LIABILITY ON ACCEPTANCES EXECUTED AND OUTSTANDING                  0

19. SUBORDINATED NOTES AND DEBENTURES                                         0

20. OTHER LIABILITIES (FROM SCHEDULE RC-G)                                  626

21. TOTAL LIABILITIES (SUM OF ITEMS 13 THROUGH 20)                       41,088

22. LIMITED-LIFE PREFERRED STOCK AND RELATED SURPLUS                          0
    EQUITY CAPITAL

23. PERPETUAL PREFERRED STOCK AND RELATED SURPLUS                             0

24. COMMON STOCK                                                            774

25. SURPLUS (EXCLUDED ALL SURPLUS AND CAPITAL RESERVES                    3,226

26. a. UNDIVIDED PROFITS AND CAPITAL RESERVES                             2,683
    b. NET UNREALIZED HOLDING GAINS (LOSSES) ON AVAILABLE-
       FOR-SALE SECURITIES                                                   42

27. CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

28. a. TOTAL EQUITY CAPITAL (SUM OF ITEMS 23 THROUGH 27)                  6,725
    b. LOSSES DEFERRED PURSUANT TO 12 U.S.C. 1823 (j)                         0
    c. TOTAL EQUITY CAPITAL AND LOSSES DEFERRED PURSUANT TO
       12 U.S.C. 1823 (j)                                                 6,725

29. TOTAL LIABILITIES, LIMITED-LIFE PREFERRED STOCK,
    EQUITY CAPITAL, AND LOSSES DEFERRED PURSUANT TO 12
    U.S.C. (j) (SUM OF ITEMS 21, 22, AND 28.c)                           47,810

             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
   UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE THREE MONTHS ENDED SEPT. 30, 2001 AND 2000.


                                                     2001         2000

COMMON STOCK:

   Balance - Beginning and End of Period          $   774      $   774
                                                  =======      =======

SURPLUS:
   Balance - beginning of period                  $ 3,225      $ 3,225

          Transfer from retained earnings               0            0

Balance - End of Period                           $ 3,225      $ 3,225
                                                  =======      =======
 Unrealized Holding Gain/Loss
   Balance - beginning of period                  $    29      $   (76)
          Net Gain/Loss                                13           35

Balance - End of Period                                42          (41)
                                                  =======      =======
 RETAINED EARNINGS:

   Balance - beginning of period                  $ 2,077      $ 1,168
          Net Income                                  606          745
          Transfer to surplus                           0        1,000
          Dividends declared                            0        1,200
          Change in Net Unrealized
               Holding Gain (Loss)                     13          (41)

   Balance - End of period                        $ 2,696      $ 1,842
                                                  =======      =======


The above figures are actual rounded to the nearest thousand.
The accompanying note are an integral part of the financial statements.

             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF SEPT. 30, 2001 AND 2000.


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

             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
            NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF SEPT. 30, 2001 AND 2000.

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

             PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF SEPT. 30, 2001 AND 2000.

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

NOTE VIII:  COMMITMENTS

In the normal course of business, commitments under letters of credit outstanding were $57,530 at Sept. 30, 2001 and $132,530 at Sept. 30, 2000.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


     YEAR TO DATE NET INCOME THROUGH SEPTEMBER 7, 2001 WAS
$718,524.80.  CONTINUED STRONG EARNINGS ARE THE RESULTS OF A
REDUCTION IN PROBLEM ASSETS, THEREBY DECREASING THE NEED FOR LOAN
LOSS EXPENSES AND THE CONTINUED INTEREST RATE SPREAD OR MARGIN IN
WHICH WE ARE NOW OPERATING.

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



             Peoples Bancshares of Pointe Coupee Parish, Inc.



Sept. 8, 2001                /s/ Stephen P. David
Date                         Stephen P. David
                             President/C.E.O.

Sept. 8, 2001                /s/ Joyce A. York
Date                         Joyce A. York
                             Senior Vice Pres./Cashier