Form 10-K
period 2001-12-31
PEOPLES BANCSHARES OF POINTE COUPEE PARISH INC
filed 2002-04-01
CIK 720026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001	Commission File
Number 2-84047

Peoples Bancshares of Pointe Coupee Parish, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-0995027
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

805 Hospital Road	70760
New Roads, Louisiana	(Zip Code)
(Address of principal executive offices)

Registrant's Telephone Number, including area code:  (225) 638-3713

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

     Yes   X     No

        State the aggregate market value of the voting stock held by nonaffiliates of the  registrant:   $8,708,321

        Indicate the number of shares outstanding of each of the issuer's classes of  common stock, as of the latest practicable date.

        Common stock, $2.50 Par Value, 308,977 shares outstanding as of March 31, 2002.

Documents Incorporated by Reference

Document	Part of Form 10-K

"Consolidated Financial Statements for	Part I and Part II
Years Ended December 31, 2001, 2000 and
1999 and Independent Auditors' Report"

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

        The State of Louisiana and various agencies of Parish (County) Government  deposits public funds with the Bank.  As of December 31, 2001, $1,751,360 were on  deposit representing 4.68% of total deposits outstanding.  Of this total, $1,354,014  represented demand deposits, $274,154 were time deposits and $.00 were savings  deposits.  The weighted average interest rate on these deposits was 4.36%.  The maturity  of these deposits range from one day to twelve months.

        The Bank's general and primary market area is in Pointe Coupee Parish which has a  population of approximately 23,000.  Population of Pointe Coupee has experienced virtually no  growth since inception of the bank.

        The Bank faces keen competition from three other banks operating in nine  locations throughout the parish.  The largest bank in the parish as of December 31,  2001 was Regions Bank of Alabama, New Roads Branch, which had in excess of $50 billion  in assets nationwide. Regions Bank of Alabama acquired the former Bank of New Roads in  August of 1994. The other banks operating in Pointe Coupee are Guaranty Bank and Trust Company which had total assets of approximately $47 million as of December 31, 2001 and Cottonport Bank, which opened a branch in 1998 with assets of approximately $200 million on December 31, 2001.  Additional competition for deposits and loans comes from banks and non-banks (credit  unions, brokerage houses, etc.) in Baton Rouge, the capital city of Louisiana, which  is 35 miles from New Roads.

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

I.  Distribution of Assets, Liabilities and Stockholders' Equity Interest Rates and Interest Differential

(In Thousands)
Average Balance		2001 Amount Earned or Paid	Yield/ Rate	Average Balance	2000 Amount Earned or Paid	Yield/ Rate
Assets:
Interest earning assets
Loans and Leases	$39,084	$3,308	8.46%	$35,443	$3,438	9.70%
Taxable securities	3,175	199	6.27%	4,491	301	6.70%
Tax exempt securities
(tax equivalent yields)	606	32	8.26%	600	34	8.50%
Federal funds sold and
time deposits with
other banks	3,448	138	4.00%	1,375	87	6.33%

Total interest
earning assets	$46,313	3,677	7.94%	41,909	3,860	9.21%

Non-interest earnings assets:
Cash and due from banks	$1,362			1,278
Bank premises and equipment	577			607
Other assets	1,389			1,388
Allowance for Loan Losses	(731)			(797)

Total assets	$48,910			$44,385
	=====			=====
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing Liabilities:
Deposits
Savings account	$5,906	172	2.91%	$5,258	154	2.93%
NOW accounts	1,786	194	10.86%	2,119	244	11.51%
Money market
investment accounts	4,406	14	0.32%	3,238	13	0.40%
Other time deposits	19,126	1,021	5.34%	16,605	953	5.74%
Federal funds purchased
and securities sold under
agreements to repurchase	0	0	0.00%	177	12	6.78%
Other borrowed funds	1,975	92	4.66%	2,292	138	6.02%

Total interest bearing
Liabilities	$33,199	1,493	4.50%	29,689	1,514	5.10%

Non-interest
bearing Liabilities
and stockholders' equity:
Demand deposits	$6,757			6,513
Other Liabilities	557			435
Stockholders' equity	8,397			7,748

Total Liabilities and
stockholders' equity	$48,910			$44,385
	=====			=====
Net interest income		$2,184			$2,346
		=====			====
Margin Analysis
Interest Income/earnings assets			7.94%			9.21%
Interest Expense/earnings assets			4.50%			5.10%

Net interest income/earnings assets			3.44%			4.11%
			=====			=====

	2001 Compared with 2000 Variance due to			2000 Compared with 1999 Variance due to
	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME
Loans	$557	(687)	(130)	$442	65	507
Taxable securities	(84)	(19)	(102)	18	1	19
Tax exempt securities	1	(4)	(3)	(4)	-	(4)
Federal funds sold	93	(41)	51	(57)	27	(30)

Total interest
earning assets	567	(751)	(184)	399	93	492

INTEREST EXPENSE
Savings accounts	19	(1)	18	(30)	12	(18)
NOW accounts	(35)	(15)	(50)	(29)	177	148
Money market	4	(3)	1	20	(29)	(9)
Other time deposit	126	(58)	68	21	159	180
Federal funds purchased	(6)	(6)	(12)	10	-	10
Other borrowed funds	(19)	(28)	(47)	110	1	111

Total interest bearing
liabilities	89	(111)	(22)	102	320	422

Net interest income	$477	(639)	(162)	$297	(227)	70
	====	=====	=====	=====	=====	=====

II.                 Investment Portfolio

	2001	2000
US Treasury Securities And obligations of other Governmental entities	$1,418,009	$4,431,305

Tax - free municipal bonds	670,314	590,533

Mortgage - backed securities	562,615	488,438

	$2,650,938	$5,510,276
	============	============

For year ended December 31, 2001

Scheduled Maturity

	Within One Year	Greater Than 1 but within five years	Greater Than 5 but within ten years	Greater than 10 years
U.S. Treasury Securities and obligations of other governmental entities	$ 671,000	$ 747,009	$ -0-	$ -0-

Tax - free municipal bonds	35,000	15,133	296,427	323,754

Mortgage - back securities	-0-	188,198	-0-	374,417

	$ 706,000	$ 950,340	$ 296,427	$ 698,171
	==========	=========	=========	==========

III. Loan Portfolio

Major Classification of loans are summarized as follows:
 (in thousands)

For year ended Dec. 31,	2001	2000

Real Estate	$ 7,539	$ 5,785
Commercial	16,821	16,216
Agricultural	6,281	7,082
Individual	6,397	7,190
Other	570	389

TOTAL LOANS:	$ 37,608	36,662
Less Unearned Discount	-	-

Net Loans	$ 37,608	36,662

Loan Analysis of Principal Subject to Rate Change
December 31, 2001

	1 Year	Over 1 Year	Over 5
	or Less	Less than 5	Years
1. Commercial, Financial,
Agricultural, Real Estate,
Consumer and Other	$28,897,955	$ 8,495,368	$ 215,677
Average Rate	6.13%	9.17%	9.60%

Non-performing Loans and Other Problem Assets

     It is management's policy to discontinue accrual of interest on loans where there is reasonable doubt as to collectibility.   The policy to place loans on non-accrual status is to normally discontinue accrual of interest when the loan is delinquent 90 days or more, or where circumstances indicate that collection of principal or interest is doubtful, unless the obligation is secured (1) by mortgage on real estate or pledge of securities that have a realizable value sufficient to pay the debt in full; or (2) by guarantee of a financially responsible party.  The following tables presents the non-performing loans and other problem assets at December 31, 2001 and 2000.  Assets acquired through the default of loans are recorded at the lower of the outstanding loan amount or fair market value of the assets acquired at the time of foreclosure.  Reductions from outstanding loan amounts to fair market value are charged against the reserve for possible loan losses.  Subsequent adjustments to market valuations are charged to operating expense.

	2001	2000

NON-ACCRUAL LOANS	$ 226,144	$ 215,473
Restructured Loans	89,282	89,282

Other Real Estate	114,822	129,722

TOTAL NON-ACCRUAL & ORE	$ 430,248	$ 434,477
	=========	=========

Loans Over 90-days past due and still accruing interest:

	2001	2000
Commercial	$ 21,760	$ 308,608
Agriculture	127,398	164,843
Student	-0-	10,196
Consumer	103,809	724,221
Real Estate	36,550	-0-

TOTAL OVER 90-DAYS	$ 289,517	$1,207,868
	==========	==========

           The effect of non-accruing loans on interest income for 2001 was $22,023. The effect of restructured loans on interest income for 2001 was $1,785.64.  Interest recognized on such loans for the year approximated $6,500.

           At December 31, 2001, there were no commitments to lend additional funds to debtors whose loans were considered to be non-performing.

          All loans listed above are subject to constant attention by management and their progress is reviewed monthly.

          At the present time, management does not track loan concentrations by particular industries, but rather by the grouping of types of loan, i.e., Agriculture, Real Estate, Consumer and Commercial. We attempt to avoid any undue concentration in any particular sector.

IV.  Summary of Loan Loss Experience

        Changes in the allowance for loan losses were as follows:

	2001	2000

Balance, January 1,	$ 825,337	801,545
Provision charged to Operations	4,433	-0-
Loans charged off	(153,049)	(37,871)
Recoveries	32,003	61,663

Balance December 31,	$ 708,724	825,337
	===========	========

        In determining the adequacy of the loan loss reserves, management uses the following formulas:  100% of loans classified loss, 50% of doubtful loans, 5% of substandard loans, 0% of savings loans and government guaranteed loans and 1.5% of all other loan types.  This analysis is performed on a quarterly basis.

V.   Deposits

Deposits are summarized below:

	December 31,
	2001	2000

Demand deposits accounts	$ 7,388,169	$ 7,079,628
NOW accounts	6,310,655	6,754,120
Savings accounts	6,149,171	5,340,615
Time accounts	17,580,358	19,231,708

	$ 37,428,353	$ 38,406,071
	============	===========

        Included in deposits are approximately $5,228,500 and $6,960,000 of certificates of deposit in excess of $100,000 at December 31, 2001 and 2000, respectively.

Certificate of Deposit Maturity and Rate Analysis

As of December 31, 2000:

	0-90	91-364	1 Year	Over
	Days	Days	5 Years	5 Years

Total Certificates	$7,810,884	$8,126,272	$1,643,202	$ -0-
of Deposit
Average Rate	4.03%	3.81%	4.51%	---

VI.       Return on Equity and Assets

ITEM 1:	2001	2000

Return on assets	1.8	2.1
Return on equity	10.0	11.8
Dividend payout ratio	.4	.3
Equity to assets ratio	17.9	17.5

VII.      Short-Term Borrowings

        The bank has established a line-of-credit for approximately $16,000,000 with the Federal Home Loan Bank (FHLB) to provide an additional source of operating capital.  The current advances, which totalled $2,332,000 and $2,371,900 at December 31, 2001 and 2000, respectively, bore interest at variable rates ranging from 1.93% to 2.50%.

        This line of credit is secured by $402,700 of FHLB stock owned by the Bank and a portion of the loan portfolio.  The bank has also utilized $1,120,000 of the line of credit with the FHLB to acquire letters of credit to secure public deposits.

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

PART II

ITEM 5:    Market Price Dividends on the Registrant's Common Equity and Related Stockholder Matters

        The primary market area for the Corporation stock is Pointe Coupee Parish with Peoples Bank and Trust Company acting as registrar and transfer agent. There were approximately 575 shareholders of record as of December 31, 2001.  The stock of the Corporation is not listed on any security exchange.

        Due to lack of an active trading market, the Corporation does not have available information to furnish a high and low sales price on the range of bid and asked quotations for its stock.  Based on limited inquiries by management, it is believed that less than 3,000 shares traded in 2001.  There can be no assurance that the limited inquiries adequately reflect the marketability of the stock.

        In March 2001 Peoples Bancshares declared a special dividend of $.55 per share to all stockholders of record as of March 31, 2001, totaling $169,937.   Additionally, In December of 2001, Peoples Bancshares declared a dividend of $.45 per share to all stockholders of record as of November 14, 2001, totaling $139,040.

        The Bank, as a state chartered Bank, is subject to the dividend restrictions set forth by the Commissioner.  Under such restrictions, the Bank may not, without the prior approval of the Commissioner, declare dividends in excess of the sum of the current year's retained net earnings (as defined)  plus the retained net earnings (as defined) from the prior year.  At December 31, 2001, the Bank could not declare any additional dividends without the approval of the Commissioner.

Management, will for the foreseeable future, approach the payment of dividends on an annual basis and according to the profitability of the bank in that particular year, as well as considering the long-term capital needs of the bank in the future.

ITEM 6:    Selected Financial Data

Condensed Consolidated Statement of Income

For Year Ended Dec. 31,	2001	2000	1999	1998	1997

Interest Income	3,676,403	3,859,137	3,387,916	3,465,179	3,371,808
Interest Expense	1,492,736	1,513,905	1,091,748	1,131,970	1,139,117

Net Interest Income	2,183,667	2,345,232	2,296,168	2,333,209	2,232,691
Credit(Provisions)for
Loan Losses	(4,433)	-0-	57,629	46,000	-0-

Other non-interest income
and expenses net	(892,405)	(958,162)	(1,049,184)	(1,004,289)	(853,166)

Income Tax
(Expense) benefit	(425,182)	(472,658)	(416,321)	(452,387)	(465,439)
Net Income (Loss)	861,647	914,412	888,292	922,533	914,086

Per Share:
Net (Income)	$ 2.79	$2.96	$2.88	$2.99	$2.96

Cash Dividend	308,977	$293,528	$262,430	$262,288	$200,575
Book Value-End of Year	28.18	26.35	24.08	22.41	20.21

Selected Ratios
Loans to Assets	77.11	74.40	77.70	71.17	71.52
Loans to Deposits	100.50	95.46	99.64	87.83	85.47
Deposits to Assets	76.74	77.94	77.98	81.03	83.69
Capital to Deposits	23.27	21.20	24.27	20.85	18.95

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

FINANCIAL REVIEW

Summary

        Bancshares consolidated net income for 2001 was $872,419.  This represents a Return on Average Assets of 1.79%, which we believe is a good return.  This is in comparison to 2.07% for 2000 and 2.26% in 1999.

        Several factors contributed to this continued success.  The most important factors were: 1) good interest rate margins; 2) a low level of classified assets; and 3) low loan loss provisions.

        In 2001, charge-offs were $153,049 as compared to $37,871 in 2000.  Recoveries for 2001 were $32,003 and provisions were 4433.  Provisions for 2000 were ($.00) and recoveries were $61,663.

        The prospects for 2002 remain encouraging.  The bank continues to note financial stability and deem our reserves as adequate.  As a result, the projections for income are good.  Additionally, Peoples Bank is deemed to be a well capitalized institution within the guidelines of the FDIC.

        However, we still remain conservative in our view of the economy and current management will maintain that philosophy throughout 2002.

Other Income and Expenses

        Other Income, excluding loan related income, increased $ 98,188 or 13.87% in 2001 as compared to 2000. The increase was due to a large gain on sale of loans.

        Other expenses, excluding interest expense increased by $32,431 or 1.95% in 2001 as compared to 2000.  Occupancy & other operating expenses accounted for the net increase in other expenses.

Income Taxes

        Bancshares files a consolidated federal income tax return.  Deferred income taxes are provided using the liability method on items of income or expenses recognized in different time periods for financial statement and income tax purposes.

Statement of Condition

        Total deposits as of December 31, 2001 decreased $977,718 or 2.55% as compared to year end 2000.  Non-interest bearing deposits increased $308,541 or 4.36% and interest bearing deposits decreased $1,286,259 or 4.11%.  Total loans excluding loan reserves increased $946,116 or 2.51% and book value of investment securities decreased $2,859,338 or 51.9%.  The increase in loans was concentrated primarily in commercial loans.

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

          Traditionally, the source of additional capital has been retained earnings.  Due to strong earnings from 1990 - 2001, and large recoveries of charged-off loans, our capital ratio is at an acceptable level.  As such, retained earnings should continue to provide needed capital.  Additionally, we will concentrate on the following to provide for our capital needs:

    1.   Increase non-interest income and reduce non-interest expenses
    2.   Maintain an adequate interest rate spread
    3.   Actively pursue previous charged-off loans for recoveries
    4.   Manage our growth rate

        Furthermore, the prospects for 2002 continue to be encouraging.  Our capital base continued to grow in 2001; our loan loss reserve is adequate; our net income was extremely good with a Return on Average Assets of 1.79%; loan delinquencies continue to be manageable; and classified assets have remained at a manageable level.

ECONOMIC CONDITIONS

        Current economic conditions are about average compared to the previous (5) five years, but are certainly not great.  Our asset/liability management strategy helped produced good margins in 2001. The size and frequency of the interest rate decreases in 2001 did have some effect on our profits as the bank is strategically positioned in an asset sensitive scenario.  However, our strategies remain conservative; therefore, we are positioned as interest rates continue to fluctuate.

Item 8:    Financial Statements  (following on next pages)

Item 9:    Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure

                None

PART III

Item 10:   Directors and Executive Officers

 Directors of Bancshares are identified in the following table:

Name Principal Occupation	Age	Type of Stock Ownership	Amount Owned	Percent of Total

Joseph Jefferson David	82	Direct	30,638	9.916

Stephen P. David	44	Direct	4,522	1.464
President and CEO of Peoples		Indirect	19,557	6.330
Bancshares of Pointe Coupee and
Peoples Bank & Trust Company

Frank Ned Foti	66	Direct	24,561	7.949

C. E. Hebert, III	58	Direct	5,588	1.809

Junies W. Hurst *	90	Direct	3,888	1.258

Clyde Walker Kimball	60	Direct	5,014	1.623

Camille N. Laborde	74	Direct	5,028	1.627

Norris A. Melancon, Jr.	74	Direct	20,491	6.632

Thomas W. Montgomery, III	62	Direct	3,588	1.161

Joseph Major Thibaut	48	Direct	600.194
		Indirect	1,000.324

Rodney Fontaine	50	Direct	1,480.479

Maurice Picard	54	Direct	400.129

All Directors and Principal		Direct	105,798	34.241
Officers as a Unit (12 Persons)		Indirect	20,557	6.647

* In January, 2002, Mr. Junies W. Hurst elected to retire from his position on the Board of Directors of the Bank and the Holding Company due to health reasons.

MANAGEMENT OF THE BANK AND BANCSHARES

Employees

  On December 31, 2001, there were twenty-one full time employees.  This includes the officers of the Corporation and Bank listed below:

	Officers

Name	Age	Position Currently Held

Stephen P. David	44	President and CEO of Peoples Bancshares
		and Peoples Bank and Trust Company

Joyce A. York	54	Senior Vice President and Cashier of
		Peoples Bank

Robin Cashio	51	Branch Manager of Peoples Bank

Kenneth R. Ramagos	46	Assistant Vice President and
		Loan Officer of Peoples Bank

Melissa Laborde	38	Loan Review Officer of Peoples Bank

Mary Posey	43	Loan Officer and
		Loan Collections Officer

Annie LeBlanc	68	Customer Account Officer

Belinda LeJeune	40	Assistant Cashier

        Ms. York has been with Peoples Bank since inception.  Mr. David was elected an officer of the Bank in December of 1983.

        Stephen P. David, Director, CEO, and President of Bancshares and the Bank, age 44. Mr. David joined the Bank on August 3, 1981 and has held many positions, including, Loan Officer; Assistant Vice President; Senior Loan Officer; Senior Vice-President and Assistant Secretary to the Board of Directors prior to being named to his current post on February 1, 1990.

        Bancshares was formed in 1983 and became the Bank's sole shareholder on December 27, 1983, at which time all directors of the Bank became directors of Bancshares.

        Joseph Jefferson David is the father of Stephen P. David.

Item 11:   Executive Compensation

     a)  Remuneration of Directors and Officers:

          All Executive Officers (President David & Senior Vice President York) had direct cash compensation of $212,919, $206,420, and $200,920 excluding board fees, but including bonuses  in 2001, 2000, and 1999, respectively.

        On September 17, 1981, the Board of Directors of the Bank approved a profit sharing plan which conforms to the Internal Revenue Code, Section 401(a).  All employees who have been employed by the Bank for a period of six months or more; who are 25 years of age; and who have at least 1,000 hours of service annually may participate in the profit sharing plan.  No contributions were made to the plan in 2001.

        In January 1990 the Board of Directors approved a 401(k) savings plan which conforms to the Internal Revenue Code.  All employees who have been employed by the  bank for a period of six months or more were eligible to participate in the plan. Contributions by the bank in 2001 totaled $16,011.  The accrued amount at year end totaled $467,493.

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

        The Board of Directors of Bancshares held twelve (12) regular scheduled meetings during 2001. The Board of Directors of the Bank held twelve (12) regularly scheduled meetings.  The Bank has a personnel committee which met one (1) times during 2001, and a loan committee which met seventeen (17) times during the year.  The Board of Directors held no special meeting during 2001.  The Bank also has an audit committee and executive committee which did not meet during 2001.

        The Board of Directors of Bancshares and the Bank do not have a nomination committee.

        Directors of Bancshares receive no remuneration for serving in that capacity. Each director of the Bank received a fee of $500 for each regular board meeting. Members of each committee receive $75 per meeting attended.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

        As of March 31, 2002, Peoples Bancshares had authorized 1,000,000 shares of common stock and of this amount, 308,977 shares were outstanding.  Additionally, as of this date, Peoples Bancshares had authorized but unissued 500,000 shares of Series A Preferred stock and 500,000 shares of Series B Preferred stock.

        As of March 31, 2002 the management of Bancshares knew of no other person  or group that owned 5% or more of the outstanding stock of Bancshares other than Mr. N. A. Melancon, Jr., with 20,491 shares representing 6.632%; Mr. Frank N. Foti with 24,561 shares representing 7.949%; Mr. J. Jeff David with 30,638 shares representing 9.916% and William C. David* with 19,477 shares representing 6.304%.

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

        At no time in 2001 did these transactions exceed 10% of the equity capital, except for those matters noted below.

        All directors and officers as a group had total loans outstanding at year  end 2001 and 2000 of $1,339,399 and $1,353,120 respectively.

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

                   PEOPLES BANCSHARES OF POINTE COUPEE
                   PARISH, INC.

                                  By: /s/ Rodney G. Fontaine
                                        Rodney G. Fontaine
                                        Chairman

        Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph Jefferson David	/s/ Clyde Walker Kimball
Joseph Jefferson David	Clyde Walker Kimball
Director	Director

/s/ Frank Ned Foti	/s/ Camille N. LaBorde
Frank Ned Foti	Camille N. LaBorde
Director	Director

/s/ Norris A. Melancon, Jr.	/s/ C. E. Hebert, III
Norris A. Melancon, Jr.	C. E. Hebert, III
Director	Director and Secretary

/s/ Stephen P. David	/s/ Maurice Picard
Stephen P. David	Maurice Picard
President/CEO and Director	Director

/s/ Thomas W. Montgomery, III	/s/ Joseph Major Thibaut
Thomas W. Montgomery, III	Joseph Major Thibaut
Director	Director

/s/ Rodney G. Fontaine
Rodney G. Fontaine
Director

PEOPLES BANCSHARES OF POINTE COUPEE
    PARISH, INC. AND SUBSIDIARY

 CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2001 AND 2000

C O N T E N T S

Page
Independent Auditors' Report	1

Consolidated Financial Statements

Consolidated balance sheets	2 - 3

Consolidated statements of operations and comprehensive income	4 - 5

Consolidated statements of changes in stockholders' equity	6 - 7

Consolidated statements of cash flows	8 - 9

Notes to Consolidated Financial Statements	10 - 31

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Peoples Bancshares of Pointe Coupee Parish, Inc.
New Roads, Louisiana

We have audited the accompanying consolidated balance sheets of Peoples Bancshares of Pointe Coupee Parish, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years during the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancshares of Pointe Coupee Parish, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years during the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Postlethwaite & Netterville

Baton Rouge, Louisiana
March 4, 2002

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
NEW ROADS, LOUISIANA

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 1990

A S S E T S

	2001	2000

Cash and due from banks	$ 1,669,591	$ 1,769,687
Federal funds sold	4,875,000	4,300,000

Cash and cash equivalents	6,544,591	6,069,687

Interest-bearing deposits in other banks	890,000	-

Securities available-for-sale	2,687,585	5,526,465

Federal Home Loan Bank Stock, at cost	423,200	402,700

Loans, less allowances for loan losses of $708,724
and $825,337 at December 31, 2001 and 2000,
respectively	36,899,355	35,836,626

Accrued interest receivable	461,284	621,319

Bank premises and equipment, net of
accumulated depreciation	560,598	587,226

Foreclosed real estate	114,822	129,722

Other assets	190,545	104,543

TOTAL ASSETS	$ 48,771,980	$ 49,278,288

The accompanying notes are an integral part of these consolidated financial statements.

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

	2001	2000

LIABILITIES
Deposits:
Noninterest-bearing	$ 7,388,169	$ 7,079,628
Interest-bearing	30,040,184	31,326,443

Total deposits	37,428,353	38,406,071

Other borrowed funds	2,332,000	2,371,900
Accrued interest payable	144,494	213,309
Other liabilities	158,812	144,858

Total liabilities	40,063,659	41,136,138

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock; $2.50 par value; 1,000,000 shares authorized;
309,677 shares issued; and 308,977 shares outstanding	774,193	774,193
Capital surplus	1,530,320	1,530,320
Retained earnings	6,387,898	5,835,228
Accumulated other comprehensive income	24,186	10,685

	8,716,597	8,150,426
Less: 700 shares held in treasury - at cost	(8,276)	(8,276)

Total stockholders' equity	8,708,321	8,142,150

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 48,771,980	$ 49,278,288

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	2001	2000	1999

INTEREST INCOME
Interest and fees on loans	$ 3,307,850	$ 3,437,670	$ 2,949,718
Interest on available-for-sale securities	230,717	334,928	319,632
Interest on federal funds sold	131,605	74,994	98,125
Interest on deposits in other banks	6,231	11,545	20,441

Total interest income	3,676,403	3,859,137	3,387,916

INTEREST EXPENSE
Interest on deposits	1,401,522	1,363,628	1,062,992
Interest on federal funds purchased	258	12,197	1,863
Interest on other borrowed funds	90,956	138,080	26,893

	1,492,736	1,513,905	1,091,748

NET INTEREST INCOME	2,183,667	2,345,232	2,296,168

Provision (credit) for loan losses	4,433	-	(57,629)

NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR
LOAN LOSSES	2,179,234	2,345,232	2,353,797

NON-INTEREST INCOME
Service charges on deposit accounts	162,094	161,247	136,122
Other service charges and fees	388,593	394,498	364,313
Net gain on sales of loans	174,101	20,736	-
Net realized gains on sales of available-for-sale securities	2,729	-	8,587
Other income	78,690	131,538	81,468

Total other income	806,207	708,019	590,490

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	2001	2000	1999

NON-INTEREST EXPENSES
Salaries and employee benefits	$ 879,466	$ 899,353	$ 889,118
Occupancy expenses	170,421	153,630	166,605
Data processing expenses	94,762	95,342	104,024
Other operating expenses	553,963	517,856	479,927

Total other expenses	1,698,612	1,666,181	1,639,674

INCOME BEFORE INCOME
TAX EXPENSE	1,286,829	1,387,070	1,304,613

Income tax expense	425,182	472,658	416,321

NET INCOME	861,647	914,412	888,292

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) arising during
the period, net of taxes	13,501	80,868	(101,752)
Less: reclassification adjustment for realized gains	(2,729)	-	(8,587)

	10,772	80,868	(110,339)

COMPREHENSIVE INCOME	$ 872,419	$ 995,280	$ 777,953

Per common share data:

Net income	$ 2.79	$ 2.96	$ 2.88

Cash dividends	$ 1.00	$ 0.95	$ 0.85

Average number of shares outstanding	308,977	308,977	308,777

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	Common Stock		Capital
	Shares	Amount	Surplus

Balance at December 31, 1998	309,677	$ 774,193	$ 1,525,808

Net income	-	-	-

Net change in unrealized gain (loss)
on available-for-sale securities,
net of deferred income taxes of $56,841	-	-	-

Sale of 400 shares of common stock
held in the treasury	-	-	4,512

Cash dividends paid	-	-	-

Balance at December 31, 1999	309,677	774,193	1,530,320

Net income	-	-	-

Net change in unrealized gain (loss)
on available-for-sale securities,
net of deferred income taxes of $41,659	-	-	-

Cash dividends paid	-	-	-

Balance at December 31, 2000	309,677	774,193	1,530,320

Net income	-	-	-

Net change in unrealized gain (loss)
on available-for-sale securities,
net of deferred income taxes of $6,957	-	-	-

Cash dividends paid	-	-	-

Balance at December 31, 2000	309,677	$ 774,193	$ 1,530,320

The accompanying notes are an integral part of these consolidated financial statements.

	Accumulated
	Other			Total
Retained	Comprehensive	Treasury Stock		Stockholders'
Earnings	Income	Shares	Amount	Equity

$ 4,588,482	$ 40,156	1,100	$ (13,000)	$ 6,915,639

888,292	-	-	-	888,292

-	(110,339)	-	-	(110,339)

		(400)	4,724	9,236

(262,430)	-	-	-	(262,430)

5,214,344	(70,183)	700	(8,276)	7,440,398

914,412	-	-	-	914,412

-	80,868	-	-	80,868

(293,528)	-	-	-	(293,528)

5,835,228	10,685	700	(8,276)	8,142,150

861,647	-	-	-	861,647

-	13,501	-	-	13,501

(308,977)	-	-	-	(308,977)

$ 6,387,898	$ 24,186	700	$ (8,276)	$ 8,708,321

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY NEW ROADS, LOUISIANA CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 861,647	$ 914,412	$ 888,292
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sales of assets	(3,183)	(54,263)	(8,771)

Net realized gains from sales and maturities of available-for-sale securities	(2,729)	-	(8,587)

Net accretion of investment security discounts / amortization of investment security premiums	(7,290)	964	6,815
Provision (credit) for loan losses	4,433	-	(57,629)
Provision for foreclosed real estate	9,900	10,200	4,500
Depreciation	61,823	60,580	62,200
Net changes in operating assets and liabilities:
Accrued interest receivable	160,035	(56,399)	(51,791)
Other assets	(97,006)	(12,260)	28,296
Accrued interest payable	(68,815)	98,933	14,007
Other liabilities	18,003	21,771	(10,495)

Net cash provided by operating activities	936,818	983,938	866,837

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of
available-for-sale securities	9,210,274	1,666,912	2,282,152
Purchases of available-for-sale securities	(6,340,919)	(2,087,801)	(2,698,132)
Net (increase) decrease in interest-bearing deposits in
other banks	(890,000)	394,000	-
Purchase of other stocks	(20,500)	(24,300)	(26,800)
Loan originations and principal collections, net	(1,067,162)	(6,860,676)	(1,447,140)
Expenditures on foreclosed real estate	-	(30,129)	-
Proceeds from sales of foreclosed real estate and other assets	5,000	863,300	61,418
Purchases of bank premises and equipment	(40,112)	(21,167)	(15,961)
Proceeds from sales of bank premises and equipment	8,100	-	-

Net cash provided by (used in) investing activities	864,681	(6,099,861)	(1,844,463)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

	2000	1999	1998

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease ) in noninterest-bearing demand
deposit accounts, savings accounts, and NOW accounts	$ (2,629,068)	$ 4,094,440	$ (2,628,725)
Net increase in time deposits	1,651,350	3,649,166	134,677
Net increase in other borrowed funds	(39,900)	1,371,900	372,000
Proceeds from sales of treasury stock	-	-	9,236
Dividends paid	(308,977)	(293,528)	(262,430)

Net cash provided by (used in) financing activities	(1,326,595)	8,821,978	(2,375,242)

Net increase (decrease) in cash and due from banks	474,904	3,706,055	(3,352,868)

Cash and cash equivalents - beginning of year	6,069,687	2,363,632	5,716,500

Cash and cash equivalents - end of year	$ 6,544,591	$ 6,069,687	$ 2,363,632

Supplemental disclosures of cash flow information

Cash paid for interest	$ 1,561,551	$ 1,414,972	$ 1,077,741

Cash paid for income taxes	$ 463,039	$ 466,000	$ 398,793

The accompanying notes are an integral part of these consolidated financial statements.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Peoples Bancshares of Pointe Coupee Parish, Inc. (Bancshares) and its subsidiary conform to accounting principles generally accepted in the United States of America and to the prevailing practices within the banking industry. A summary of significant accounting policies is as follows:

Basis of presentation

The consolidated financial statements include the accounts of Bancshares and its wholly owned subsidiary, Peoples Bank and Trust Company (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of operations

Substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to Peoples Bank and Trust Company. The Bank provides a variety of banking services to individuals and businesses primarily in and around Pointe Coupee Parish, Louisiana. Its primary deposit products are demand deposits accounts and certificates of deposits, and its primary lending products are commercial, agriculture, real estate, and consumer loans.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-off's, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify consumer and residential loans for impairment disclosures.  Because of uncertainties associated with the regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management's estimate of loan losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-off's, net of recoveries.

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

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and cash equivalents

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold.

Credit related financial information

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loans - for variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (i.e., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Reclassification

Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the current year presentation.

2.      INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated statements of financial condition according to management's intent. Securities classified as available-for-sale consisted of the following at December 31, 2001:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury securities and
obligations of other
governmental entities	$1,418,009	$11,668	$4,863	$1,424,814
Tax-free municipal bonds	670,314	29,950	4,416	695,848
Mortgage-backed securities	562,615	4,783	475	566,923
	$2,650,938	$46,401	$9,754	$2,687,585

2.      INVESTMENT SECURITIES (continued)

Debt and equity securities have been classified in the consolidated statements of financial condition according to management's intent. Securities classified as available-for-sale consisted of the following at December 31, 2000:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities and
obligations of other
governmental entities	$4,431,305	$12,354	$12,555	$4,431,104
Tax-free municipal bonds	590,533	24,376	-	614,909
Mortgage-backed securities	488,438	-	7,986	480,452

	$5,510,276	$36,730	$20,541	$5,526,465

The amortized costs and estimated market values of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$706,000	$701,835
Greater than one but within
five years	762,142	774,291
Greater than five but within
ten years	296,427	313,903
Greater than ten years	323,754	330,633

	2,088,323	2,120,662
Mortgage-backed securities	562,615	566,923

	$2,650,938	$2,687,585

Investment securities with carrying values of approximately $195,400 and $3,258,885 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

3.   LOANS

The components of loans in the consolidated balance sheets at December 31, 2001 and 2000, were as follows:

	2001	2000

Agricultural loans	$6,280,542	$7,082,483
Commercial loans	16,820,986	16,215,815
Real estate loans	7,538,708	5,785,359
Consumer loans	6,397,315	7,190,415
Other	570,528	387,891

	37,608,079	36,661,963
Less: allowance for loan losses	(708,724)	(825,337)

Loans, net	$36,899,355	$35,836,626

Changes in the allowance for loan losses during the years ended December 31, 2001, 2000, and 1999 were as follows:

	2001	2000	1999

Balance - beginning of year	$825,337	$801,545	$852,171
Provision (credit) for loan losses	4,433	-	(57,629)
Loans charged-off	(153,049)	(37,871)	(33,424)
Recoveries	32,003	61,663	40,427

Balance - end of year	$708,724	$825,337	$801,545

Impairment of loans having recorded investments of approximately $315,426 at December 31, 2001, and $469,600 at December 31, 2000, has been recognized in conformity with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118. The average recorded investment in impaired loans during 2001 and 2000 was approximately $331,000 and $588,000, respectively. The total allowances for loan losses related to these loans was approximately $31,000 and $42,000, at December 31, 2001 and 2000, respectively.

Interest income on impaired loans, which is recognized when cash payments are received, totalled approximately $6,500, $5,000, and $7,000 during the years ended December 31, 2001, 2000, and 1999, respectively.

The Bank transferred $36,000 and $774,308 of real estate acquired in settlements of loans to other real estate owned and other assets during the years ended December 31, 2001 and 2000, respectively.

The Bank is not committed to lend additional funds to debtors whose loans have been modified.

4.   BANK PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment at December 31, 2001 and 2000, are summarized as follows:

	2001	2000

Land	$100,081	$100,081
Buildings and improvements	894,923	894,923
Equipment	522,462	518,950

	1,517,466	1,513,954
Less: accumulated depreciation	(956,868)	(926,728)

	$560,598	$587,226

Depreciation expense amounted to $61,823, $60,580, and $62,200 during the years ended December 31, 2001, 2000, and 1999, respectively.

5.   DEPOSITS

Deposits at December 31, 2001 and 2000, are summarized below:

	2001	2000

Demand deposit accounts	$7,388,169	$7,079,628
NOW accounts	6,310,655	6,754,120
Savings accounts	6,149,171	5,340,615
Time accounts	17,580,358	19,231,708

	$37,428,353	$38,406,071

At December 31, 2001, the scheduled maturities of all outstanding certificates of deposit were as follows:

Year ending
December 31st	Amount

2002	$ 15,932,465
2003	1,163,329
2004	172,752
2005	14,004
2006	297,808

$ 17,580,358

Included in deposits are approximately $5,228,500 and $6,960,000 of certificates of deposit in excess of $100,000 at December 31, 2001 and 2000, respectively.  Interest expense on such deposits was approximately $346,400, $286,500, and $239,600, during the years ended December 31, 2001, 2000, and 1999, respectively.

6.   OTHER BORROWED FUNDS

The Bank has established a line-of-credit for approximately $16,000,000 with the Federal Home Loan Bank (FHLB) to provide an additional source of operating capital. The current advances, which totalled $2,332,000 and $2,371,900 at December 31, 2001 and 2000, respectively, bore interest at variable rates ranging from 1.93% to 2.50%, and are scheduled to mature as follows:

Year ending
December 31st	Amount

2002	$1,000,000
2003	250,000
2005	1,082,000

$2,332,000

This indebtedness is secured by $402,700 of FHLB stock owned by the Bank and a portion of its loan portfolio.

The Bank has utilized $1,120,000 of its line-of-credit with the Federal Home Loan Bank to acquire letters-of-credit which it has used to secure public deposits.

7.   INCOME TAXES

The source and tax effect of items reconciling income tax expense to the amount computed by applying the federal income tax rates in effect to income before income tax expense for the years ended December 31, 2001, 2000, and 1999 were as follows:

2001			2000		1999
	Amount	%	Amount	%	Amount	%
Income before income
tax expense	$1,286,829	100.0%	$1,387,070	100.0%	$1,304,613	100.0%

Income tax expense at
statutory rate	$437,522	34.0%	$471,604	34.0%	$443,568	34.0%
Tax-exempt interest income
and nondeductible
interest cost	(9,722)	(0.7)	(9,438)	(0.7)	(9,220)	(.07)
Other	(2,618)	(0.2)	10,492	0.8	(18,027)	(1.4)

	$425,182	34.1%	$472,658	34.1%	$416,321	31.9%

7.   INCOME TAXES (continued)

 The components of income tax expense during the years ended December 31, 2001, 2000, and 1999 were as follows:

	2001	2000	1999

Current tax expense	$403,235	$486,253	$384,604
Deferred tax expense (benefit)	21,947	(13,595)	31,717

	$425,182	$472,658	$416,321

Bancshares records deferred income taxes on the tax effect of temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is less than fifty percent probable. Deferred tax assets (liabilities) were comprised of the following at December 31, 2001 and 2000:

	2001	2000
Depreciation	($107,006)	($120,511)
Stock dividends	(24,247)	(17,279)
Unrealized gains on securities	(12,461)	(5,504)

Gross deferred tax liability	(143,714)	(143,294)

Reserve for loan losses	79,409	77,901
Write-downs of foreclosed property	27,627	24,261
Deferred compensation	47,619	37,083

Gross deferred tax assets	154,655	139,245
Less: deferred tax asset valuation allowance	-	-

Net deferred tax asset (liability)	$10,941	($4,049)

8.      EMPLOYEE BENEFITS

The Bank maintains a 401(k) savings plan for which the majority of its employees are eligible. The employer contributes to the plan based on the discretion of the Board of Directors. The Bank matches 50% of employee contributions up to 6% of each employee's salary. The Bank recognized expenses relating to this plan of approximately $16,000, $16,700, and $16,200, during the years ended December 31, 2001, 2000, and 1999, respectively.

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

9.   OFF-BALANCE SHEET ACTIVITIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments recorded on its balance sheets.

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. At December 31, 2001, unfunded loan commitments totalled approximately $5,885,000.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

9.    FINANCIAL INSTRUMENTS (continued)

Commitments to Extend Credit (continued)

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 2001, commitments under standby letters of credit totalled approximately $57,000. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting these commitments if deemed necessary. Because these instruments have fixed maturity dates, they do not generally present any significant liquidity risk to the Bank.

The Bank has not been required to perform on any financial guarantees during the past three years. The Bank did not incur any losses on such commitments during either 2001, 2000, or 1999.

The estimated fair values of Bancshares's financial instruments at December 31, 2001 and 2000, were as follows (in thousands):

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks, interest
bearing deposits in other banks,
and federal funds sold	$7,435	$7,435	$6,070	$6,070
Securities available-for-sale	2,688	2,688	5,526	5,526
Loans receivable (net)	36,899	37,262	35,837	35,724
Accrued interest receivable	461	461	621	621

Financial liabilities:
Deposit liabilities	37,428	37,585	38,406	38,425
Other borrowed funds	2,332	2,332	2,372	2,372
Accrued interest payable	144	144	213	213

10.    RELATED PARTY TRANSACTION

In the ordinary course of business, certain officers and directors of the Bank and companies in which they have 10% or more beneficial ownership maintain a variety of banking relationships with the Bank. An analysis of activity during 2001, 2000, and 1999 with respect to loans to officers and directors of the Bank is as follows:

	2001	2000	1999

Balance - beginning of year	$1,353,120	$1,441,636	$1,382,362
Additions	1,380,886	492,406	1,705,025
Payments	(1,394,607)	(580,922)	(1,645,751)
Balance - end of year	$1,339,399	$1,353,120	$1,441,636

Included in deposits are deposits from directors, officers, their immediate families, and related companies. These accounts totalled approximately $1,499,000 and $1,471,000 at December 31, 2001 and 2000, respectively.

11.  RESTRICTIONS OF RETAINED EARNINGS

The Bank, as a state chartered Bank, is subject to the dividend restrictions set forth by the Commissioner. Under such restrictions, the Bank may not, without the prior approval of the Commissioner, declare dividends in excess of the sum of the current year's retained net earnings (as defined) plus the retained net earnings (as defined) from the prior year. At December 31, 2001, the Bank could not declare any additional dividends without the approval of the Commissioner.

12.  MINIMUM REGULATORY CAPITAL MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Bank meets all capital adequacy requirements to which it is subject.

12.  REGULATORY MATTERS (continued)

The most recent notification from the Federal Deposit Insurance Corporation (as of September 30, 2001) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below (on the following page). There are no conditions or events since that notification that management believes have changed the institution's category.

      The Bank's actual capital amounts and ratios as of December 31, 2001 and 2000, are presented below:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total capital
(to risk-weighted assets)	$6,302,783	17.6%	$2,873,040	>8.0%	$3,591,300	>10.0%
Tier I capital
(to risk-weighted assets)	5,853,870	16.3%	1,436,520	>4.0%	2,154,780	>6.0%
Tier I capital
(to average assets)	5,853,870	12.0%	1,952,720	>4.0%	2,440,900	>5.0%

As of December 31, 2000:
Total capital
(to risk-weighted assets)	$6,491,686	20.9%	$2,653,520	>8.0%	$3,316,900	>10.0%
Tier I capital
(to risk-weighted assets)	6,077,073	19.6%	1,326,760	>4.0%	1,990,140	>6.0%
Tier I capital
(to average assets)	6,077,073	12.5%	1,892,720	>4.0%	2,365,900	>5.0%

13.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within Pointe Coupee Parish. As of December 31, 2001, the Bank's receivables from, guarantees of, and obligations from agriculture loans made to sugar cane, cotton, and wheat farmers were considered a concentration. These loans are generally secured by assets or farm crops, and a large majority of these loans are 90% guaranteed by the Farm Service Agency. The loans are expected to be repaid from cash flow or proceeds from the sale of crops. Loan losses arising from lending transactions with farmers compare favorably with the Bank's loan loss experience on its loan portfolio as a whole.

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

14.    SUPPLEMENTAL EXPENSE ITEMS

Supplemental expense items during the years ended December 31, 2001, 2000, and 1999 were as follows:

	2001	2000	1999

Director fees	$98,725	$93,025	$79,350

Professional fees	$76,235	$76,690	$76,750

15. BANK ONLY FINANCIAL STATEMENTS

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 AND 2000

ASSETS

	2001	2000
Cash and due from banks	$ 1,669,591	$ 1,769,687
Federal funds sold	4,875,000	4,300,000

Cash and cash equivalents	6,544,591	6,069,687

Interest bearing deposits in other banks	890,000	-
Securities available-for-sale	2,598,460	5,395,409
Federal Home Loan Bank Stock, at cost	423,200	402,700
Loans, less allowances for loan losses of $708,724 and $825,337
at December 31, 2001 and 2000, respectively	36,899,355	35,836,626
Bank premises and equipment, net	560,598	587,226
Accrued interest receivable	460,813	620,606
Foreclosed real estate, net	114,822	129,722
Other assets	193,832	107,201

Total assets	$ 48,685,671	$ 49,149,177

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Deposits
Noninterest-bearing	$ 10,133,839	$ 9,003,077
Interest-bearing	30,040,184	31,326,443

Total deposits	40,174,023	40,329,520

Other borrowed funds	2,332,000	2,371,900
Accrued interest payable	144,494	213,309
Other liabilities	158,229	145,481

Total liabilities	42,808,746	43,060,210

Stockholder's equity:
Common stock; $2.50 par value; 1,000,000 shares authorized;
309,677 shares issued and outstanding	774,193	774,193
Capital surplus	3,475,808	3,225,808
Undivided profits	1,603,869	2,077,072
Accumulated other comprehensive income	23,055	11,894

Total stockholder's equity	5,876,925	6,088,967

Total liabilities and stockholder's equity	$ 48,685,671	$ 49,149,177

15.BANK ONLY FINANCIAL STATEMENTS (continued)

STATEMENTS OF OPERATIONS
DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
INTEREST INCOME
Interest and fees on loans	$ 3,307,850	$ 3,437,670	$ 2,949,718
Interest on available-for-sale securities	224,373	313,749	293,416
Interest on federal funds sold	131,605	74,994	98,125
Interest on deposits in other banks	6,231	11,545	20,441

Total interest income	3,670,059	3,837,958	3,361,700

INTEREST EXPENSE
Interest on deposits	1,401,522	1,363,628	1,062,992
Other borrowed funds	90,956	138,080	26,893
Loan from parent company	-	-	15,107
Interest on federal funds purchased	258	12,197	1,863

Total interest expense	1,492,736	1,513,905	1,106,855

NET INTEREST INCOME	2,177,323	2,324,053	2,254,845

Provision (credit) for loan losses	4,433	-	(57,629)

NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR
LOAN LOSSES	2,172,890	2,324,053	2,312,474

NONINTEREST INCOME
Service charges on deposit accounts	162,094	161,247	136,122
Other service charges and fees	388,593	394,498	364,313
Net gain on sales of loans	174,101	20,736	-
Net realized gains on sales of
available-for-sale securities	2,729	-	8,587
Other income	78,690	131,538	81,468

	806,207	708,019	590,490

15.BANK ONLY FINANCIAL STATEMENTS (continued)

STATEMENTS OF OPERATIONS
DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
NONINTEREST EXPENSES
Salaries and employee benefits	$ 879,466	$ 899,353	$ 889,118
Occupancy expenses	170,421	153,630	166,605
Data processing expenses	94,762	95,342	104,024
Other operating expenses	532,469	504,300	432,170

	1,677,118	1,652,625	1,591,917

INCOME BEFORE INCOME
TAX EXPENSE	1,301,979	1,379,447	1,311,047

Income tax expense	425,182	470,046	423,607

NET INCOME	876,797	909,401	887,440

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) arising
during the period, net of taxes	13,890	76,984	(97,635)
Less: reclassification adjustment for
realized gains	(2,729)	-	(8,587)

	11,161	76,984	(106,222)

COMPREHENSIVE INCOME	$ 887,958	$ 986,385	$ 781,218

16.PARENT  ONLY FINANCIAL STATEMENTS

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 AND 2000

ASSETS

	2001	2000
Cash in subsidiary bank	$ 2,745,670	$ 1,923,449
Securities available-for-sale	89,125	131,056
Accrued interest receivable	471	713
Other assets	-	1,252
Investment in subsidiary bank	5,876,925	6,088,967

Total assets	$ 8,712,191	$ 8,145,437

LIABILITIES
Due to subsidiary bank	$ 3,287	$ 3,287
Other liabilities	583	-

Total liabilities	3,870	3,287

STOCKHOLDERS' EQUITY
Common stock; $2.50 par value; 1,000,000 shares authorized; 309,677 shares issued; and 308,977 shares outstanding
	774,193	774,193
Capital surplus	1,530,320	1,530,320
Retained earnings	6,387,898	5,835,228
Accumulated other comprehensive income	24,186	10,685

	8,716,597	8,150,426
Less: 700 shares held in treasury - at cost	(8,276)	(8,276)

Total stockholders' equity	8,708,321	8,142,150

Total liabilities and stockholders' equity	$ 8,712,191	$ 8,145,437

16.PARENT ONLY FINANCIAL STATEMENTS (continued)

STATEMENTS OF OPERATIONS
DECEMBER 31, 2001, 2000 AND 1999

INCOME	2001	2000	1999
Interest on available-for-sale securities	$ 6,344	$ 21,179	$ 26,216
Interest on loan to subsidiary	-	-	15,107
Dividends from subsidiary	1,100,000	-	1,354,040

	1,106,344	21,179	1,395,363

EXPENSES	21,494	13,556	47,757

INCOME BEFORE EQUITY (DEFICIT)
IN UNDISTRIBUTED EARNINGS
OF SUBSIDIARY	1,084,850	7,623	1,347,606

Equity (deficit) in undistributed earnings
of subsidiary	(223,203)	909,401	(466,600)

INCOME BEFORE INCOME TAX
EXPENSE (BENEFIT)	861,647	917,024	881,006

Income tax expense (benefit)	-	2,612	(7,286)

NET INCOME	861,647	914,412	888,292

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) arising
during the period, net of taxes	13,501	80,868	(101,752)
Less: reclassification adjustment for
realized gains	-	-	(8,587)

	13,501	80,868	(110,339)

COMPREHENSIVE INCOME	$ 875,148	$ 995,280	$ 777,953

16.PARENT ONLY FINANCIAL STATEMENTS (continued)

STATEMENTS OF CASH FLOWS
DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 861,647	$ 914,412	$ 888,292
Adjustments to reconcile net income to net cash
provided by operating activities:
Net accretion of investment security discounts /
amortization of investment security premiums	824	712	1,404
Decrease (increase) in other assets	629	(629)	-
Decrease (increase) in accrued interest receivable	242	2,828	462
Increase (decrease) in other liabilities	-	2,612	(7,285)
Undistributed earnings of subsidiaries	223,203	(909,401)	466,600

Net cash provided by operating activities	1,086,545	10,534	1,349,473

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	44,653	328,319	85,387
Repayment of funds from subsidiary	-	-	600,000

Net cash provided by (used in) investing activities	44,653	328,319	685,387

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(308,977)	(293,528)	(262,430)
Proceeds from sales of treasury stock	-	-	9,236

Net cash used in financing activities	(308,977)	(293,528)	(253,194)

Increase in cash	822,221	45,325	1,781,666

Cash - beginning of year	1,923,449	1,878,124	96,458

Cash - end of year	$ 2,745,670	$ 1,923,449	$ 1,878,124