Form 10-Q
period 2002-06-30
PEOPLES BANCSHARES OF POINTE COUPEE PARISH INC
filed 2002-08-14
CIK 720026

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

Commission file number 2-84047

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

POINTE COUPEE PARISH, LA 72-0995027

805 HOSPITAL ROAD, NEW ROADS, LOUISIANA 70760

(225) 638-3713

Common stock, $2.50 Par Value 1,000,000 shares authorized 309,677 issued and 308,977 outstanding as of June 30,2002

INDEX

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial statements (Unaudited)

Unaudited consolidated balance sheet as of June 30, 2002.

Unaudited consolidated statement of income as of June 30, 2002.

Unaudited consolidated statement of change in stockholders' equity for the six months ended June 30, 2002.

Notes to unaudited consolidated financial statements as of June 30, 2002 and 2001.

Item 2.	Management's Discussion and Analysis of Financial Condition and Result of Operation's

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

PEOPLES BANCSHARES OF Pointe Coupee Parish, Inc.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2002
(UNAUDITED)

ASSETS

Cash and due from banks	1,482,110.00
Federal Funds Sold	0

Cash and cash equivalent	1,482,110.00

Interest bearing deposits in other banks	1,688,000.00

Securities available for sale	1,473,650.00

Federal Home Loan Bank Stock, at cost	429,500.00

Loans, less allowance for loan loss of
$713,643.00 at June 30, 20002	40,974,230.00

Accrued interest receivable	467,514.00

Bank premises and equipment, net of
accumulated depreciation	554,814.00

Foreclosed real estate	0

Other assets	206,820.00

TOTAL ASSETS	47,276,638.00

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Deposits
Noninterest-bearing	6,964,916.00
Interest-bearing	27,505,595.00

Total deposits	34,470,511.00

Federal funds borrowed	100,000.00
Other borrowed funds	3,332,000.00
Accrued interest payable	89,689.00
Other liabilities	315,189.00

Total liabilities	38,307,389.00

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock; $2.50 par value; 1,000,000 shares authorized;
309,677 shares issued; and 308,977 shares outstanding	774,193.00
Capital surplus	1,530,320.00
Retained earnings	6,635,259.00
Accumulated other comprehensive income	37,753.00

8,977,525.00
Less: 700 shares held in treasury-at cost	(8,276.00)

Total stockholders' equity	8,969,249.00

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	47,276,638.00

CONSOLIDATED STATEMENT OF INCOME
PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
AND SUBSIDIARY, NEW ROADS, LA.
(UNAUDITED)

	Six months Ended June 30
INTEREST INCOME	2002	2001
Interest and fees on loans	1,400,607.00	1,719,147.00
Interest on available-for-sale securities	55,458.00	154,553.00
Interest on federal funds sold	18,341.00	97,736.00
Interest on deposits in other banks	28,878.00	-

Total interest income	1,503,284.00	1,971,436.00

INTEREST EXPENSE
Interest on deposits	396,323.00	789,191.00
Interest on federal funds purchased	121.00	127.00
Interest on other borrowed funds	20,879.00	57,820.00

	417,323.00	847,138.00

NET INTEREST INCOME	1,085,961.00	1,124,298.00

Provisions (credit) for loan losses	-	4,433.00

NET INTEREST INCOME AFTER PROVISION

(CREDIT) FOR LOAN LOSSES)	1,085,961.00	1,119,865.00

NON-INTEREST INCOME
Service charges on deposit accounts	81,912.00	78,985.00
Other service charges and fees	209,273.00	182,258.00
Net gain on sales of loans	-	-
Net realized gains on sales of
available-for-sale securities	-	-
Other Income	70,515.00	27,604.00

Total other income	361,700.00	288,847.00

NON-INTEREST EXPENSE
Salaries and Employee benefits	430,535.00	438,973.00
Occupancy expenses	94,206.00	93,080.00
Data processing expenses	50,474.00	47,772.00
Other operating expenses	244,148.00	253,723.00

Total other expenses	819,363.00	833,548.00

INCOME BEFORE INCOME TAX EXPENSE	628,298.00	575,164.00

Income tax expense	211,000.00	188,000.00

NET INCOME	417,298.00	387,164.00

OTHER COMPREHENSIVE INCOME
unrealized holding gains (losses) arising during
the period net of taxes	13,567.00	19,266.01

	13,567.00	19,266.01

COMPREHENSIVE INCOME
	430,865.00	406,430.01

Per common share data:
Net income	1.35	1.24

Cash Dividends	0.55	0.55

Average number of shares outstanding	308,977.00	308,977.00

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	417,298.00	387,164.00
Adjustments to reconcile net income to net cash
provided by operating activities
Gain on sale of assets	-	-
Net realized gain from sale and maturities
of available-for-sale securities	-	-
Net accretion of investment security discounts/
amortization of investment security premium	(24,538.00)	(9,373.00)
Provisions (credit) for loan losses	-	4,433.00
Provisions for foreclosed real estate	4,360.00	5,100.00
Depreciation	28,898.00	30,199.00
Net changes in operating assets and liabilities:
Accrued interest receivable	(6,230.00)	(18,778.00)
Other assets	(16,275.00)	(74,365.00)
Accrued interest payable	(54,805.00)	(33,842.00)
Other liabilities	156,377.00	78,534.00

Net cash provided by operating activities	505,085.00	369,072.00

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of
available-for-sale securities	1,296,000.00	6,000,000.00
Purchase of available-for-sale securities	(71,426.00)	(3,761,731.00)
Net (increase) decrease in interest-bearing deposits in
other banks	(798,000.00)	-
Purchase of other stocks	(6,300.00)	16,700.00
Loan originations and principal collections, net	(4,074,875.00)	(4,239,058.00)
Expenditures on foreclosed real estate	-	-
Proceeds from sale of foreclosed real estate and other assets	135,000.00	-
Purchases of bank premises & equipment	(23,114.00)	(40,112.00)
Proceeds form sales of bank premises and equipment	-	-

Net cash provided by (used in) investment activities	(3,542,715.00)	(2,024,201.00)

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS JUNE 30, 2002 AND 2001

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing demand
deposit accounts, savings accounts, and NOW accounts	(423,253.00)	(132,154.00)
Net increase in time deposits	(2,534,589.00)	(1,023,332.00)
Net increase in fed funds borrowed	100,000.00	-
Net increase in other borrowed funds	1,000,000.00	(1,500,000.00)
Proceeds from sale of treasury stock	-	-
Dividends paid	(169,937.00)	(169,937.00)

Net cash provided by (used in) financing activities	(2,027,779.00)	(2,825,423.00)

Net increase (decrease) in cash and due from banks	(5,062,481.00)	(4,480,552.00)

Cash and cash equivalent-beginning of year	6,544,591.00	6,069,687.00

Cash and cash equivalent-end of year	1,482,110.00	1,589,135.00

Supplemental disclosures of cash flow information

Cash paid for interest	472,129.00	813,297.00

Cash paid for income taxes	184,561.00	202,000.00

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002 AND 2001.

NOTE I. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting principles followed by Peoples Bancshares of Pointe Coupee Parish,Inc. and its wholly owned subsidiary, Peoples Bank and Trust of Pointe Coupee Parish, Louisiana, are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis. The principles which significantly affect the determination of financial position, results of operations, changes in stockholders' equity and changes in financial position are summarized below.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements included accounts of Peoples Bancshares of Pointe Coupee Parish, Inc. (the Company), and its wholly owned subsidiary, Peoples Bank and Trust Company of Pointe Coupee Parish, Louisiana (the Bank). All material intercompany accounts and transactions have been eliminated. Certain reclassification to previously published financial statements have been made to comply with current reporting requirements.

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

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of investment securities are determined using the specific identification method. Realized gains (losses) on the sales and maturities of investment securities are classified as non-interest income and reported as a reclassification adjustment in other comprehensive income.

LOANS: Loans are stated at the principal amounts outstanding, less earned income and reserve for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. The accrual of interest on a loan is discontinued when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal. Subsequent interest on such loans is recognized as income only when collected.

Non-refundable service charges for the origination of loans are recorded as income in the period the related loans are made.

RESERVE FOR LOAN LOSSES: The provision for loan losses charged to operating expenses represents an amount based on past loan loss experience. Additional amounts are added based on management's evaluation of the loan portfolio under current economic conditions. The reserve for loan losses reflects an amount which, in management's judgment, is adequate to absorb potential loan losses.

BANK PREMISES AND EQUIPMENT: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the related assets. Such lives range from five to forty years for building and improvements, and from three to ten years for furniture, fixtures and equipment. Expenditures for additions, major renewals and betterments are capitalized, and maintenance and repairs are charged to expenses as incurred. The cost of assets retired or otherwise disposed of the related accumulated depreciation are eliminated from the accounts in the year disposal, and the resulting gain or loss is credited or charged to operations.

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
AS OF JUNE 30, 2002 AND 2001.

(Stated in whole dollars)

NOTE II: COMMON STOCK

The company has 1,000,000 shares of $2.50 par value common stock authorized with 309,677 shares issued and 308,977 outstanding.

The computation of earnings per share and other per share amounts of common stock is based on the actual number of common stock outstanding during each period.

NOTE III: EMPLOYEE BENEFITS

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

NOTE IV: COMMITMENTS

In the normal course of business, commitments under letters of credit outstanding were $204,575 at June 30, 2002 and $52,530 at June 30, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        YEAR TO DATE NET INCOME THROUGH AUGUST 6, 2002 WAS $558,534.50. CONTINUED STRONG EARNINGS ARE THE RESULTS OF A REDUCTION IN PROBLEM ASSETS, THEREBY DECREASING THE NEED FOR LOAN LOSS EXPENSES AND THE CONTINUED INTEREST RATE SPREAD OR MARGIN IN WHICH WE ARE NOW OPERATING.

        MANAGEMENT CONTINUES TO PLACE STRONG EMPHASIS ON CREDIT QUALITY AND LOAN LOSS PROVISIONS.

STEPHEN P. DAVID

STEPHEN P. DAVID
PRESIDENT/CEO
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

Peoples Bancshares of Pointe Coupee Parish, Inc.

August 13, 2002	/s/ Stephen P. David
Date	Stephen P. David
President/C.E.O.

August 13, 2002	/s/Joyce A. York
Date	Joyce A. York
Senior Vice President/Cashier

Exhibit 99.1