Form 10-Q
period 2002-09-30
PEOPLES BANCSHARES OF POINTE COUPEE PARISH INC
filed 2002-11-13
CIK 720026

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

Commission file number 2-84047

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

POINTE COUPEE PARISH, LA 72-0995027

805 HOSPITAL ROAD, NEW ROADS, LOUISIANA 70760

(225) 638-3713

Common stock, $2.50 Par Value 1,000,000 shares authorized 309,677 issued and 308,977 outstanding as of September 30,2002

INDEX

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

PART I. FINANCIAL INFORMATION

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
CONSOLIDATED BALANCE SHEET

AS OF SEPT 30, 2002
(UNAUDITED)

ASSETS

Cash and due from banks	1,708,078.00
Federal Funds Sold	2,050,000.00

Cash and cash equivalent	3,758,078.00

Interest bearing deposits in other banks	894,000.00
Securities available for sale	1,345,313.00
Federal Home Loan Bank Stock, at cost	432,700.00
Loans, less allowance for loan loss of $709,039.00 at June 30, 20002	42,688,201.00
Accrued interest receivable	500,669.00
Bank promises and equipment, net of accumulated depreciation	541,878.00
Foreclosed real estate
Other assets	590,257.00

TOTAL ASSETS	50,751,09600

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES Deposits
Noninterest-bearing	6,643,100.00
Interest-bearing	28,338,870.00

Total deposits	34,981,970.00

Federal funds borrowed	0.00
Other borrowed funds	6,062,224.00
Accrued interest payable	105,474.00
Other liabilities	378,680.00

Total liabilities	41,528,348.00

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock. $2.50 par value. 1.000,000 shares authorize, 309,677 shares issued; and 308,977 shares outstanding	774,193.00
Capital surplus	1,530,320.00
Retained earnings	6,876,176.00

Accumulated other comprehensive income	50,335.00

9.231,024.00
Less: 700 shares held in treasury-at cost	(8,276.00)

Total stockholders' equity	9,222,748.00

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	50,751,096.00

CONSOLIDATED STATEMENTS OF INCOME
PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
AND SUBSIDIARY, NEW ROADS, LA.
(UNAUDITED)

	Nine months Ended Sept 30
INTEREST INCOME	2002	2001
Interest and fees on loans	2,138,419.00	2,562,689.55
Interest on available-for-sale securities	77,170.00	175,931.85
Interest on federal funds sold	24,773.00	116,977.86
Interest on deposits in other banks	37,693.00	-

Total interest income	2,278,055.00	2,855,599.26

INTEREST EXPENSE
Interest on deposits	553,447.00	1,126,113.72
Interest on federal funds purchased	775.00	169.01
Interest on other borrowed funds	45,796.00	76,038.05

	600,018.00	1,202,320.78

NET INTEREST INCOME	1,678,037.00	1,653,278.48

Provisions (credit) for loan losses	-	4,432.75

NET INTEREST INCOME AFTER PROVISION
(CREDIT) FOR LOAN LOSSES)	1,678,037.00	1,648,845.73

NON-INTEREST INCOME
Service charges on deposit accounts	125,075.00	121,029.14
Other service charges and fees	333,453.00	282,949.36
Net gain on sales of loans	-	-
Net realized gains on sales of
available-for-sale securities	-	2,729.31
Other Income	73,877.00	78,731.30

Total other income	532,405.00	485,439.11

NON-INTEREST EXPENSE
Salaries and Employee benefits	649,771.00	654,860.51
Occupancy expenses	126,243.00	126,905.58
Data processing expenses	74,382.00	71,045.59
Other operating expenses	361,830.00	394,239.28

Total other expenses	1,212,226.00	1,247,050.96

INCOME BEFORE INCOME TAX EXPENSE	998,216.00	887,233.88

Income tax expense	340,000.00	291,000.00

NET INCOME	658,216.00	596,233.88

OTHER COMPREHENSIVE INCOME
unrealized holding gains (losses) arising during
the period net of taxes	26,149.36	19,622.94

COMPREHENSIVE INCOME	684,365.36	615,856.82

Per common share data:
Net income	2.13	1.92

Cash Dividends	0.55	0.55

Average number of shares outstanding	308,977.00	308,977.00

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPT. 30, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	658,217.00	596,234.00
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Gain on sale of assets	(25,038.00)	-
Net realized gain from sale and maturities
of available-for-sale securities	-	(2,729.00)
Net accretion of investment security discounts/
amortization of investment security premium	3,222.00	(9,752.00)
Provisions (credit) for loan losses	-	4,433.00
Provisions for foreclosed real estate	4,360.00	7,500.00
Depreciation	43,691.00	45,050.00
Net changes in operating assets and liabilities:

Accrued interest receivable	(39,586.00)	39,171.00
Other assets	(369,648.00)	(511,445.00)
Accrued interest payable	(39,020.00)	(107,515.00)
Other liabilities	180,917.00	(122,586.00)

Net cash provided by (used in) operating activities	417,115.00	(61,639.00)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of
available-for-sale securities	1,874,023.00	6,336,984.00
Purchase of available-for-sale securities	(377,629.00)	(5,264,224.00)
Net (increase) decrease in interest-bearing deposits in
other banks	(4,000.00)	(196,000.00)
Purchase of other stocks	(9,500.00)	(20,500.00)
Loan originations and principal collections, net	(5,914,815.00)	(3,683,094.00)
Expenditures on foreclosed real estate	4,360.00	7,500.00
Proceeds from sale of foreclosed real estate and other assets	135,000.00	-
Purchases of bank premises & equipment	(24,971.00)	(36,952.00)
Proceeds form sales of bank premises and equipment	-	-

Net cash provided by (used in) investment activities	(4,317,532.00)	(2,856,286.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing demand
deposit accounts, savings accounts, and NOW accounts	(745,069.00)	(419,767.00)
Net increase in time deposits	(1,701,314.00)	(390,267.00)
Net increase in fed funds borrowed	-	-
Net increase in other borrowed funds	3,730,224.00	(539,900.00)
Proceeds from sale of treasury stock	-	-
Dividends paid	(169,937.00)	(169,937.00)

Net cash provided by (used in) financing activities	1,113,904.00	(1,519,871.00)

Net increase (decrease) in cash and due from banks	(2,786,513.00)	(4,437,796.00)

Cash and cash equivalent-beginning of year	6,544,591.00	6,069,687.00

Cash and cash equivalent-end of year	3,758,078.00	1,631,891.00

Supplemental disclosures of cash flow information
Cash paid for interest	639,039.00	1,094,806.00

Cash paid for income taxes	314,561.00	322,000.00

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001.

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
AS OF SEPTEMBER 30, 2002 AND 2001.

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

NOTE IV:          COMMITMENTS

In the normal course of business, commitments under letters of credit outstanding were $187,075 at September 30, 2002 and $57,530 at September30, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE NET INCOME THROUGH NOVEMBER 6, 2002,  WAS $783,225.27.18.  CONTINUED STRONG EARNINGS ARE THE RESULTS OF A REDUCTION IN PROBLEM ASSESTS, THEREBY DECREASING THE NEED FOR LOAN LOSS EXPENSES AND THE CONTINUED INTEREST RATE SPREAD OR MARGIN IN WHICH WE ARE NOW OPERATING.

MANAGEMENT CONTINUES TO PLACE STRONG EMPHASIS ON CREDIT QUALITY AND LOAN LOSS PROVISIONS.

STEPHEN P. DAVID

STEPHEN P. DAVID
PRESIDENT/CEO

PART II.            OTHER INFORMATION

ITEM 1.LEGAL PROCEEDING

                        No legal proceedings have been instituted against the Company at this time.

ITEM 2.CHANGES IN SECURITIES

                        No  changes in securities as of this date.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

                        No defaults upon securities as of this date.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        No matters have been put to a vote of the security holders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancshares of Pointe Coupee Parish, Inc.

November 7, 2002,                                                      /s/Stephen P. David
Date                                                                             Stephen P. David
                                                                                    President/C.E.O.

November 7, 2002,                                                      /s/Joyce A. York
Date                                                                             Joyce A. York
                                                                                    Senior Vice President/Cashier