Form 10-K
period 2002-12-31
PEOPLES BANCSHARES OF POINTE COUPEE PARISH INC
filed 2003-03-31
CIK 720026

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


           Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the Fiscal Year Ended December 31, 2002         Commission File
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

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $9,296,583

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $2.50 Par Value, 308,977 shares outstanding as of March 31, 2003.

                      Documents Incorporated by Reference


        Document                                    Part of Form 10-K

"Consolidated Financial Statements for              Part I and Part II
   Years Ended December 31, 2002, 2001 and
   2000 and Independent Auditors' Report"

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

      The State of Louisiana and various agencies of Parish (County) Government deposits public funds with the Bank. As of December 31, 2002, $2,109,727 were on deposit representing 5.81% of total deposits outstanding. Of this total, $1,507,602 represented demand deposits, $602,125 were time deposits and $.00 were savings deposits. The weighted average interest rate on these deposits was 1.29%. The maturity of these deposits range from one day to twelve months.

      The Bank's general and primary market area is in Pointe Coupee Parish
which  has  a   population of approximately 23,000.  Population  of  Pointe
Coupee has experienced virtually no  growth since inception of the bank.

      The Bank faces keen competition from three other banks operating in nine locations throughout the parish. The largest bank in the parish as of December 31, 2002 was Regions Bank of Alabama, New Roads Branch, which had in excess of $50 billion in assets nationwide. Regions Bank of Alabama acquired the former Bank of New Roads in August of 1994. The other banks operating in Pointe Coupee are Guaranty Bank and Trust Company which had total assets of approximately $47 million as of December 31, 2002 and Cottonport Bank, which opened a branch in 1998 with assets of approximately $200 million on December 31, 2002. Additional competition for deposits and loans comes from banks and non-banks (credit unions, brokerage houses, etc.) in Baton Rouge, the capital city of Louisiana, which is 35 miles from New Roads.

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

I.   Distribution of Assets, Liabilities and Stockholders' Equity
     Interest Rates and Interest Differential

                                             (In Thousands)
                                             2002                           2001
                                            Amount                          Amount
                                  Average   Earned    Yield/    Average     Earned     Yield/
                                  Balance   or Paid    Rate     Balance     or Paid    Rate
                                  -------   -------    ------   --------    -------    ------
Assets:
 Interest earning assets
 Loans and Leases                 $41,275   $ 2,876    6.97%    $39,084     $ 3,308     8.46%
 Taxable securities                   826        48    5.81%      3,175         199     6.27%
 Tax exempt securities
 (tax equivalent yields)              716        38    8.26%        606          32     8.26%
 Federal funds sold and
  time deposits with
  other banks                       3,965        83    2.09%      3,448         138     4.00%
                                  -------   -------    -----    -------     -------    ------
 Total interest
    earning assets                $46,782     3,045    6.51%     46,313       3,677     7.94%
                                  -------   -------    -----    -------     -------    ------
Non-interest earnings assets:
 Cash and due from banks          $ 1,465                         1,362
 Bank premises and equipment          548                           577
 Other assets                       1,225                         1,389
Allowance for Loan Losses            (712)                         (731)
                                  -------                       -------
    Total assets                  $49,308                       $48,910
                                  =======                       =======
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing Liabilities:
  Deposits
  Savings account                 $ 6,363       107    1.68%    $ 5,906         172     2.91%
  NOW accounts                      1,913        98    5.12%      1,786         194    10.86%
 Money market
  investment accounts               3,935         8    0.20%      4,406          14     0.32%
  Other time deposits              16,909       491    2.90%     19,126       1,021     5.34%
Federal funds purchased
and securities sold under
agreements to repurchase               38         1    0.00%          0           0     0.00%
Other borrowed funds                3,971        85    2.14%      1,975          92     4.66%
                                  ------    -------    ------     ------      -----    ------
Total interest bearing
 Liabilities                      $33,129       790    2.38%      33,199      1,493     4.50%
                                  ------    -------               ------     ------
Non-interest
    bearing Liabilities
and stockholders' equity:
Demand deposits                   $ 9,392                         6,757
Other Liabilities                     445                           557
Stockholders' equity                6,342                         8,397
                                  -------                       -------
Total Liabilities and
    stockholders' equity          $49,308                       $48,910
                                  =======                       =======
Net interest income                         $ 2,255                         $ 2,184
                                            =======                          ======
Margin Analysis
Interest Income/earnings assets                        6.51%                            7.94%
Interest Expense/earnings assets                       2.38%                            4.50%
                                                       ------                          ------
Net interest income/earnings assets                    4.13%                            3.44%
                                                       ======                          ======





                           2002 Compared with 2001       2001 Compared with 2000
                               Variance due to              Variance due to
                          -------------------------     ---------------------------

                            Volume  Rate     Net        Volume   Rate      Net
                            ------  ------  ------      ------   -----    -----
INTEREST INCOME
 Loans                     $  198   (633)   (435)      $  577    (687)     (130)
 Taxable securities          (137)   (14)   (151)         (84)    (19)     (102)
 Tax exempt securities          9      -       9            1      (4)       (3)
 Federal funds sold            18    (73)    (55)          93     (41)       51
                            -----   -----   -----       -----    -----    -----
Total interest
    earning assets             88   (720)   (632)         567    (751)     (184)
                            -----   -----   -----       -----    -----    -----

INTEREST EXPENSE
 Savings accounts              12    (77)    (65)          19      (1)       18
 NOW accounts                  13   (109)    (96)         (35)    (15)      (50)
 Money market                  (2)    (4)     (6)           4      (3)        1
 Other time deposit          (107)  (423)   (530)         126     (58)       68
 Federal funds purchased        -      -       -           (6)     (6)      (12)
 Other borrowed funds         (15)     8      (7)         (19)    (28)      (47)
                            -----   -----   -----       ------   -----     -----
Total interest bearing
        liabilities           (99)  (605)   (704)          89    (111)      (22)
                            ------  -----   -----      ------    -----     -----

Net interest income        $  187   (115)     72       $  477    (639)     (162)
                            ======  ======  =====      ======    =====     =====


II. Investment Portfolio

                                               FAIR                       FAIR
                                  COST         VALUE          COST        VALUE
                                  2002         2002           2001        2001
                               ----------     ---------     ---------     --------
US Treasury Securities
And obligations of other
Governmental entities          $   118,245       121,044    1,418,009     1,424,814

Tax - free municipal bonds         622,500       673,147      670,314       695,848

Mortgage - backed securities       352,907       363,248      562,615       566,923
                               ___________    __________    __________    _________
                               $ 1,093,652    $1,157,439    2,650,938     2,687,585
                               ===========    ==========    ==========    ==========



For year ended December 31, 2002

Scheduled Maturity - at fair value


                               Within One     Greater Than     Greater Than     Greater
                                  Year        1 but within     5 but within     than 10
                                              five years       ten years        years
                               ----------     -----------      ------------     -----------

U.S. Treasury Securities and
   obligations of other
   governmental entities        $      -0-    $121,044         $     -0-        $     -0-


Tax - free municipal bonds             -0-         -0-           547,550            125,597

Mortgage - back securities         62,327          -0-            73,558            227,363

                                 $ 62,327     $121,044         $ 621,108         $  352,960
                               ==========     =========        =========         ==========


III. Loan Portfolio

  Major Classification of loans are summarized as follows:
                      (in thousands)


For year ended Dec. 31,       2002        2001

Real Estate                 $ 9,202        $ 7,539
Commercial                   20,629         16,821
Agricultural                  5,774          6,281
Individual                    6,476          6,397
Other                         1,194            570
                            -------        -------
TOTAL LOANS:                $43,275        $37,608
Less Unearned Discount            -              -
                            -------        -------
Net Loans                   $43,275        $37,608



          Loan Analysis of Principal Subject to Rate Change
                        December 31, 2002


                                  1 Year       Over 1 Year      Over 5
                                  or Less      Less than 5      Years

1.  Commercial, Financial,
    Agricultural, Real Estate,
    Consumer and Other          $32,700,160    $ 9,930,758     $  644,082
    Average Rate                      6.02%          8.59%          8.63%


Non-performing Loans and Other Problem Assets

      It is management's policy to discontinue accrual of interest on loans where there is reasonable doubt as to collectibility. The policy to place loans on non-accrual status is to normally discontinue accrual of interest when the loan is delinquent 90 days or more, or where circumstances indicate that collection of principal or interest is doubtful, unless the obligation is secured (1) by mortgage on real estate or pledge of securities that have a realizable value sufficient to pay the debt in full; or (2) by guarantee of a financially responsible party. The following tables presents the non-performing loans and other problem assets at December 31, 2002 and 2001. Assets acquired through the default of loans are recorded at the lower of the outstanding loan amount or fair market value of the assets acquired at the time of foreclosure. Reductions from outstanding loan amounts to fair market value are charged against the reserve for possible loan losses. Subsequent adjustments to market valuations are charged to operating expense.



                                2002         2001
                              --------     --------
NON-ACCRUAL LOANS             $278,652     $266,144
Restructured Loans              89,282       89,282

Other Real Estate                  -0-      114,822
                              --------     --------
   TOTAL NON-ACCRUAL & ORE    $369,206     $430,248
                              ========     ========

Loans Over 90-days past due and still accruing interest:

                                  2002            2001
                                ---------    -----------
Commercial                      $   -0-      $    21,760
Agriculture                       48,195         127,398
Student                             -0-             -0-
Consumer                          24,158         103,809
Real Estate                         -0-           36,550
                                ---------      ---------
 TOTAL OVER 90-DAYS             $  72,353      $ 289,517
                                ==========     ==========

        The effect of non-accruing loans on interest income for 2002 was $10,778. The effect of restructured loans on interest income for 2002 was $0.00. Interest recognized on such loans for the year approximated $10,500.

      At December 31, 2002, there were no commitments to lend additional funds to debtors whose loans were considered to be non-performing.

     All loans listed above are subject to constant attention by management and their progress is reviewed monthly.

      At the present time, management does not track loan concentrations by particular industries, but rather by the grouping of types of loan, i.e., Agriculture, Real Estate, Consumer and Commercial. We attempt to avoid any undue concentration in any particular sector.


IV.  Summary of Loan Loss Experience

     Changes in the allowance for loan losses were as follows:


                                     2002              2001
                                   -----------      --------
Balance, January 1,                $   708,724       825,337
Provision charged to Operations         -0-            4,433
Loans charged off                   (25,469)        (153,049)
Recoveries                              38,744        32,003
                                   -----------       -------
Balance December 31,               $   721,999       708,724
                                   ===========       =======

     In determining the adequacy of the loan loss reserves, management uses the following formulas: 100% of loans classified loss, 50% of doubtful loans, 5% of substandard loans, 0% of savings loans and government guaranteed loans and 1.5% of all other loan types. This analysis is performed on a quarterly basis.


V.   Deposits

Deposits are summarized below:
                                                December 31,
                                             2002          2001
                                        --------------------------
     Demand deposits accounts           $ 7,250,018    $ 7,388,169
     NOW accounts                         5,558,112      6,310,655
     Savings accounts                     6,541,412      6,149,171
     Time accounts                       16,980,177     17,580,358
                                       ------------    -----------
                                       $36,329,719     $37,428,353
                                       ============    ===========

Included in deposits are approximately $5,502,000 and $5,228,500 of certificates of deposit in excess of $100,000 at December 31, 2002 and 2001, respectively.

                  Certificate of Deposit Maturity and Rate Analysis

As of December 31, 2002:

                         0-90       91-364         1 Year         Over
                         Days        Days          5 Years       5 Years

Total Certificates   $7,170,310   $7,331,928    $2,477,939      $  -0-
of Deposit
Average Rate              2.19%       2.52%         3.99%          ---



VI.  Return on Equity and Assets

ITEM 1:                       2002           2001
                              -----         ------
Return on assets               1.7            1.8
Return on equity               9.5           10.0
Dividend payout ratio           .3             .4
Equity to assets ratio        17.6           17.9


VII. Short-Term Borrowings

       The bank has established a line-of-credit for approximately $17,750,000 with the Federal Home Loan Bank (FHLB) to provide an additional source of operating capital. The current advances, which totaled $7,003,220 and $2,332,000 at December 31, 2002 and 2001, respectively, bore interest at variable rates ranging from 1.42% to 3.84%.

      This line of credit is secured by $435,900 of FHLB stock owned by the Bank and a portion of the loan portfolio. The bank has also utilized $1,620,000 of the line of credit with the FHLB to acquire letters of credit to secure public deposits.


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

                                    PART II


ITEM 5:    Market Price Dividends on the Registrant's Common Equity and
                Related Stockholder Matters

      The primary market area for the Corporation stock is Pointe Coupee Parish with Peoples Bank and Trust Company acting as registrar and transfer agent. There were approximately 575 shareholders of record as of December 31, 2002. The stock of the Corporation is not listed on any security exchange.

     Due to lack of an active trading market, the Corporation does not have available information to furnish a high and low sales price on the range of bid and asked quotations for its stock. Based on limited inquiries by management, it is believed that less than 3,000 shares traded in 2002. There can be no assurance that the limited inquiries adequately reflect the marketability of the stock.

      In March 2002 Peoples Bancshares declared a special dividend of $.55 per share to all stockholders of record as of March 31, 2002, totaling $169,937. Additionally, In December of 2002, Peoples Bancshares declared a dividend of $.45 per share to all stockholders of record as of November 15, 2002, totaling $139,040.

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


ITEM 6:    Selected Financial Data


                   Condensed Consolidated Statement of Income


For Year Ended Dec. 31,            2002       2001         2000         1999         1998
                              ----------    ---------    ---------    ---------    ---------
Interest Income                3,045,272    3,676,403    3,859,137    3,387,916    3,465,179
Interest Expense                 789,861    1,492,736    1,513,905    1,091,748    1,131,970

Net Interest Income            2,255,411    2,183,667    2,345,232    2,296,168    2,333,209
Credit(Provisions)for
Loan Losses                           -0-      (4,433)          -0-      57,629       46,000

Other non-interest income
and expenses net                (946,326)    (892,405)    (958,162)  (1,049,184)  (1,004,289)

Income Tax
  (Expense) benefit             (429,759)    (425,182)    (472,658)    (416,321)    (452,387)
Net Income (Loss)                879,326      861,647      914,412      888,292      922,533

Per Share:
Net (Income)                        2.85         2.79        $2.96        $2.88        $2.99

   Cash Dividend                 308,977      308,977     $293,528     $262,430     $262,288
  Book Value-End of Year           30.09        28.18        26.35        24.08        22.41

Selected Ratios
   Loans to Assets                 81.81        77.11        74.40        77.70        71.17
   Loans to Deposits              119.12       100.50        95.46        99.64        87.83
   Deposits to Assets              68.68        76.74        77.94        77.98        81.03
   Capital to Deposits             25.59        23.27        21.20        24.27        20.85


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



                               FINANCIAL REVIEW

Summary

      Bancshares  consolidated  net income for  2002  was  $879,326.   This
represents a Return on Average Assets of 1.78%, which we believe is a good return. This is in comparison to 1.79% for 2001 and 2.07% in 2000.

      Several  factors  contributed to this continued  success.   The  most
important factors were: 1) good interest rate margins; 2) a low level of classified assets; and 3) low loan loss provisions.

      In 2002, charge-offs were $25,469 as compared to $153,049 in 2001. Recoveries for 2002 were $38,744 and provisions were -0-. Provisions for 2001 were $4,443 and recoveries were $32,003.

     The prospects for 2003 remain encouraging. The bank continues to note financial stability and deem our reserves as adequate. As a result, the projections for income are good. Additionally, Peoples Bank is deemed to be a well capitalized institution within the guidelines of the FDIC.

      However, we still remain conservative in our view of the economy and current management will maintain that philosophy throughout 2003.

Other Income and Expenses

      Other Income, excluding loan related income, decreased $ 66,407 or 8.24% in 2002 as compared to 2001, whereas there were no loan sales in 2002.

      Other expenses, excluding interest expense decreased by $12,486 or ..74% in 2002 as compared to 2001. Other operating expenses accounted for the net decrease in other expenses.

Income Taxes

      Bancshares files a consolidated federal income tax return. Deferred income taxes are provided using the liability method on items of income or expenses recognized in different time periods for financial statement and income tax purposes.

Statement of Condition

      Total deposits as of December 31, 2002 decreased $1,098,634 or 2.94% as compared to year end 2001. Non-interest bearing deposits decreased $138,150 or 1.87% and interest bearing deposits decreased $960,484 or 3.2%. Total loans excluding loan reserves increased $5,666,552 or 15.07% and carrying value of investment securities decreased $1,530,146 or 56.93%. The increase in loans was concentrated primarily in commercial loans.

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

      Traditionally, the source of additional capital has been retained earnings. Due to strong earnings from 1990 - 2002, and large recoveries of charged-off loans, our capital ratio is at an acceptable level. As such, retained earnings should continue to provide needed capital. Additionally, we will concentrate on the following to provide for our capital needs:

    1.   Increase non-interest income and reduce non-interest expenses
    2.   Maintain an adequate interest rate spread
    3.   Actively pursue previous charged-off loans for recoveries
    4.   Manage our growth rate

      Furthermore, the prospects for 2003 continue to be encouraging. Our capital base continued to grow in 2002; our loan loss reserve is adequate; our net income was extremely good with a Return on Average Assets of 1.78%; loan delinquencies continue to be manageable; and classified assets have remained at a manageable level.

                              ECONOMIC CONDITIONS


     Current economic conditions are about average compared to the previous
(5)   five  years,  but  are  certainly  not  great.   Our  asset/liability
management strategy helped produced good margins in 2002. However, our strategies remain conservative; therefore, we are positioned as interest rates continue to fluctuate.

Item 8:    Financial Statements  (following on next pages)

Item 9:    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure

           None

                                    PART III


Item 10:   Directors and Executive Officers

Directors of Bancshares are identified in the following table:

                                          Type of                   Percent
Name                                      Stock          Amount     of
Principal Occupation               Age    Ownership      Owned      Total

Joseph Jefferson David             83     Direct         30,638      9.916

Stephen P. David                   45     Direct          4,522      1.464
President and CEO of Peoples              Indirect       19,557      6.330
Bancshares of Pointe Coupee and
Peoples Bank & Trust Company

Frank Ned Foti                     67     Direct         24,561      7.949

C. E. Hebert, III                  59     Direct          5,588      1.809

Clyde Walker Kimball               61     Direct          5,014      1.623

Camille N. Laborde                 75     Direct          5,028      1.627

Norris A. Melancon, Jr.            75     Direct         20,491      6.632
                                          Indirect          200       .065

Thomas W. Montgomery, III          63     Direct          3,588      1.161

Joseph Major Thibaut               49     Direct            600       .194
                                          Indirect        1,000       .324

Rodney Fontaine                    51     Direct          1,480       .479

Maurice Picard                     55     Direct            400       .129
                                                        -------     ------

All Directors and Principal               Direct        101,910     32.983
Officers as a Unit (11 Persons)           Indirect       20,757      6.718

                     MANAGEMENT OF THE BANK AND BANCSHARES


Employees

  On  December  31, 2002 there were twenty-two full time  employees.   This
includes the officers of the Corporation and Bank listed below:


                            Officers


Name                       Age   Position Currently Held


Stephen P. David           45    President and CEO of Peoples Bancshares
                                 and Peoples Bank and Trust Company

Joyce A. York              55    Senior Vice President and Cashier of
                                 Peoples Bank

Robin Cashio               52    Branch Manager of Peoples Bank

Kenneth R. Ramagos         47    Assistant Vice President and
                                 Loan Officer of Peoples Bank

Melissa Laborde            39    Loan Review Officer of Peoples Bank

Mary Posey                 44    Loan Officer and
                                 Loan Collections Officer

Annie LeBlanc              69    Customer Account Officer

Belinda LeJeune            41    Assistant Cashier

Deborah F. Strate          41    Administrative Assistant


      Ms. York has been with Peoples Bank since inception. Mr. David was elected an officer of the Bank in December of 1983.

      Stephen P. David, Director, CEO, and President of Bancshares and the Bank, age 45. Mr. David joined the Bank on August 3, 1981 and has held many positions, including, Loan Officer; Assistant Vice President; Senior Loan Officer; Senior Vice-President and Assistant Secretary to the Board of Directors prior to being named to his current post on February 1, 1990.

      Bancshares was formed in 1983 and became the Bank's sole shareholder on December 27, 1983, at which time all directors of the Bank became directors of Bancshares.

     Joseph Jefferson David is the father of Stephen P. David.

Item 11:   Executive Compensation

      a)  Remuneration of Directors and Officers:

      All Executive Officers (President David & Senior Vice President York) had direct cash compensation of $224,812, $212,919, and $206,420 excluding board fees, but including bonuses in 2002, 2001, and 2000, respectively.

       On September 17, 1981, the Board of Directors of the Bank approved a profit sharing plan which conforms to the Internal Revenue Code, Section 401(a). All employees who have been employed by the Bank for a period of six months or more; who are 25 years of age; and who have at least 1,000 hours of service annually may participate in the profit sharing plan. No contributions were made to the plan in 2002.

      In January 1990 the Board of Directors approved a 401(k) savings plan which conforms to the Internal Revenue Code. All employees who have been employed by the bank for a period of six months or more were eligible to participate in the plan. Contributions by the bank in 2002 totaled $13,795. The accrued amount at year end totaled $368,221.

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

      The Bank also maintains two supplemental executive retirement plan with its president. On one plan, the president will receive $25,000 per year for 20 years, beginning immediately. The bank is the owner and beneficiary of an insurance policy on the life of the president. If employment is terminated "without cause" prior to retirement, the bank will pay the president his accrued benefit, which is based on the number of months of completed service since January, 1996. On the other plan, the president will receive a percentage of his income (salary and bonus) based on the previous five year period preceding retirement. The percentage is determined by multiplying 1.5% by the number of years of employment with the bank. The bank is the owner and beneficiary of an insurance policy on the life of the president.

      The Board of Directors of Bancshares held twelve (12) regular scheduled meetings during 2002. The Board of Directors of the Bank held twelve (12) regularly scheduled meetings. The Bank has a personnel committee which met one (1) times during 2002, and a loan committee which met thirteen (13) times during the year. The Board of Directors held no special meeting during 2002. The Bank also has an audit committee and executive committee. The audit committee met with the independent C.P.A. firm of Postlethwaite & Netterville one (1) time during 2002. The executive committee did not meet in 2002.

      The Board of Directors of Bancshares and the Bank do not have a nomination committee.

      Directors of Bancshares receive no remuneration for serving in that capacity. Each director of the Bank received a fee of $525 for each regular board meeting. Members of each committee receive $75 per meeting attended.


Item 12:  Security Ownership of Certain Beneficial Owners and Management

      As of March 31, 2003, Peoples Bancshares had authorized 1,000,000 shares of common stock and of this amount, 308,977 shares were outstanding. Additionally, as of this date, Peoples Bancshares had authorized but unissued 500,000 shares of Series A Preferred stock and 500,000 shares of Series B Preferred stock.


      As of March 31, 2003 the management of Bancshares knew of no other person or group that owned 5% or more of the outstanding stock of Bancshares other than Mr. N. A. Melancon, Jr., with 20,491 shares representing 6.632%; Mr. Frank N. Foti with 24,561 shares representing 7.949%; Mr. J. Jeff David with 30,638 shares representing 9.916% and William C. David* with 19,477 shares representing 6.304%.

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

           At no time in 2002 did these transactions exceed 10% of the equity capital, except for those matters noted below.

     All directors and officers as a group had total loans outstanding at year end 2002 and 2001 of $1,733,141 and $1,339,399 respectively.


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

                   PEOPLES BANCSHARES OF POINTE COUPEE
                   PARISH, INC.



                                  By:/s/ Rodney G. Fontaine
                                    _________________________________
                                     Rodney G. Fontaine
                                     Chairman


     Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Joseph Jefferson David           /s/ Clyde Walker Kimball
________________________________     ______________________________
Joseph Jefferson David               Clyde Walker Kimball
Director                             Director

/s/ Frank Ned Foti                   /s/ Camille N. LaBorde
________________________________     ______________________________
Frank Ned Foti                       Camille N. LaBorde
Director                             Director

/s/ Norris A. Melancon, Jr.          /s/ C. E. Hebert, III
________________________________     ______________________________
Norris A. Melancon, Jr.              C. E. Hebert, III
Director                             Director and Secretary

/s/ Stephen P. David                 /s/ Maurice Picard
________________________________     ______________________________
Stephen P. David                     Maurice Picard
President/CEO and Director           Director

/s/ Thomas W. Montgomery, III        /s/ Joseph Major Thibaut
________________________________     ______________________________
Thomas W. Montgomery, III            Joseph Major Thibaut
Director                             Director

/s/ Rodney G. Fontaine
________________________________
Rodney G. Fontaine
Director

                      Peoples Bancshares of
                   Pointe Coupee Parish, Inc.
                          & Subsidiary


                              [LOGO]



                     2002 Financial Statements

              PEOPLES BANCSHARES OF POINTE COUPEE
                  PARISH, INC. AND SUBSIDIARY

               CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Peoples Bancshares of Pointe Coupee Parish, Inc.
New Roads, Louisiana


We have audited the accompanying consolidated balance sheets of Peoples Bancshares of Pointe Coupee Parish, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years during the three year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancshares of Pointe Coupee Parish, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years during the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Postlethwaite & Netterille
------------------------------
POSTLETHWAITE & NETTERVILLE



Baton Rouge, Louisiana
March 3, 2003


 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                     NEW ROADS, LOUISIANA

                  CONSOLIDATED BALANCE SHEETS
                  DECEMBER 31, 2002 AND 2001



                          A S S E T S


                                                                 2002                 2001
                                                          -------------         ------------

Cash and due from banks                                   $   1,356,047         $ 1,669,591
Federal funds sold                                            4,375,000           4,875,000
                                                          -------------         ------------
      Cash and cash equivalents                               5,731,047           6,544,591

Interest-bearing deposits in other banks                      1,495,000             890,000

Securities available-for-sale                                 1,157,439           2,687,585

Federal Home Loan Bank Stock, at cost                           435,900             423,200

Loans, less allowances for loan losses of $721,999
  and $708,724 at December 31, 2002 and 2001,
  respectively                                               42,552,632          36,899,355

Accrued interest receivable                                     461,228             461,284

Bank premises and equipment, net of
  accumulated depreciation                                      529,521             560,598

Other assets                                                    532,628             305,367

                                                          -------------         ------------

TOTAL ASSETS                                              $  52,895,395         $48,771,980
                                                          =============         ============










     L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y


                                                                               2002              2001

                                                                            ------------      ------------
LIABILITIES

   Deposits:
      Noninterest-bearing                                                   $  7,250,019      $  7,388,169
      Interest-bearing                                                        29,079,700        30,040,184
                                                                            ------------      ------------
         Total deposits                                                       36,329,719        37,428,353

   Other borrowed funds                                                        7,003,220         2,332,000
   Accrued interest payable                                                       85,913           144,494
   Other liabilities                                                             179,960           158,812
                                                                            ------------      ------------
         Total liabilities                                                    43,598,812        40,063,659
                                                                            ------------      ------------
COMMITMENTS AND CONTINGENCIES                                                          -                 -

STOCKHOLDERS' EQUITY
   Common stock; $2.50 par value; 1,000,000 shares authorized;
      309,677 shares issued; and 308,977 shares outstanding                      774,193           774,193
   Capital surplus                                                             1,530,320         1,530,320
   Retained earnings                                                           6,958,247         6,387,898
      Accumulated other comprehensive income                                      42,099            24,186
                                                                            ------------      ------------
                                                                               9,304,859         8,716,597
   Less: 700 shares held in treasury - at cost                                    (8,276)           (8,276)

                                                                            ------------      ------------
         Total stockholders' equity                                            9,296,583         8,708,321
                                                                            ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 52,895,395      $ 48,771,980
                                                                            ============      ============







 The accompanying notes are an integral part of these consolidated financial statements.







 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                  NEW ROADS, LOUISIANA

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
      YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                            2002            2001           2000

                                                       ------------    -----------    -------------
INTEREST INCOME
   Interest and fees on loans                          $  2,876,168    $ 3,307,850    $   3,437,670
   Interest on available-for-sale securities                 86,062        230,717          334,928
   Interest on federal funds sold                            38,965        131,605           74,994
   Interest on deposits in other banks                       44,077          6,231           11,545
                                                       ------------    -----------    -------------
      Total interest income                               3,045,272      3,676,403        3,859,137
                                                       ------------    -----------    -------------


INTEREST EXPENSE
   Interest on deposits                                     704,152      1,401,522        1,363,628
   Interest on federal funds purchased                          776            258           12,197
   Interest on other borrowed funds                          84,933         90,956          138,080
                                                       ------------    -----------    -------------
                                                            789,861      1,492,736        1,513,905
                                                       ------------    -----------    -------------

NET INTEREST INCOME                                       2,255,411      2,183,667        2,345,232

   Provision for loan losses                                      -          4,433                -
                                                       ------------    -----------    -------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                              2,255,411      2,179,234        2,345,232
                                                       ------------    -----------    -------------

NON-INTEREST INCOME
   Service charges on deposit accounts                      166,032        162,094          161,247
   Other service charges and fees                           452,237        388,593          394,498
   Net gain on sales of loans                                     -        174,101           20,736
   Net realized gains on sales of
      available-for-sale securities                               -          2,729                -
   Other income                                             121,531         78,690          131,538
                                                       ------------    -----------    -------------
      Total other income                                    739,800        806,207          708,019
                                                       ------------    -----------    -------------






 The accompanying notes are an integral part of these consolidated financial statements.




 PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                 NEW ROADS, LOUISIANA

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
     YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                        2002              2001               2000

                                                     ----------       -----------        ------------
NON-INTEREST EXPENSES
   Salaries and employee benefits                    $  889,566       $   879,466        $   899,353
   Occupancy expenses                                   170,828           170,421            153,630
   Data processing expenses                              98,046            94,762             95,342
   Other operating expenses                             527,686           553,963            517,856
                                                     ----------       -----------        ------------
      Total other expenses                            1,686,126         1,698,612          1,666,181
                                                     ----------       -----------        ------------
INCOME BEFORE INCOME
   TAX EXPENSE                                        1,309,085         1,286,829          1,387,070

Income tax expense                                      429,759           425,182            472,658
                                                     ----------       -----------        ------------
NET INCOME                                              879,326           861,647            914,412

OTHER COMPREHENSIVE INCOME
   Unrealized holding gains arising during
      the period, net of taxes                           17,913            16,230             80,868
   Less: reclassification adjustment for
      realized gains                                          -            (2,729)                 -
                                                     ----------       -----------        ------------
                                                         17,913            13,501             80,868
                                                     ----------       -----------        ------------
COMPREHENSIVE INCOME                                 $  897,239       $   875,148        $   995,280
                                                     ==========       ===========        ============


Per common share data:

   Net income                                        $     2.85       $      2.79        $      2.96
                                                     ==========       ===========        ============
   Cash dividends                                    $     1.00       $      1.00        $      0.95
                                                     ==========       ===========        ============
   Average number of shares outstanding                 308,977           308,977            308,777
                                                     ==========       ===========        ============






 The accompanying notes are an integral part of these consolidated financial statements.



PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
              NEW ROADS, LOUISIANA




CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                                                                     Accumulated
                                                                                        Other                            Total
                                           Common Stock        Capital    Retained   Comprehensive   Treasury Stock  Stockholders'
                                        Shares     Amount      Surplus    Earnings      Income     Shares   Amount      Equity

                                        -------   --------   ----------  ----------   ---------      ---- --------    ----------
Balance at December 31, 1999            309,677   $774,193   $1,530,320  $5,214,344   $(70,183)      700  $(8,276)    $7,440,398

   Net income                                 -          -            -     914,412          -         -        -        914,412

   Net change in unrealized gain (loss)
      on available-for-sale securities,
      net of deferred income taxes
      of $41,659                              -          -            -           -     80,868         -        -         80,868

   Cash dividends paid                        -          -            -    (293,528)         -         -        -       (293,528)
                                        -------   --------   ----------  ----------   ---------      ---- --------    ----------
Balance at December 31, 2000            309,677    774,193    1,530,320   5,835,228     10,685       700   (8,276)     8,142,150

   Net income                                 -          -            -     861,647          -         -        -        861,647

   Net change in unrealized gain on
      available-for-sale securities,
      net of deferred income taxes
      of $6,957                               -          -            -           -     13,501         -        -         13,501

   Cash dividends paid                        -          -            -    (308,977)         -         -        -       (308,977)
                                        -------   --------   ----------  ----------   ---------      ---- --------    ----------
Balance at December 31, 2001            309,677    774,193    1,530,320   6,387,898     24,186       700   (8,276)     8,708,321

   Net income                                 -          -            -     879,326          -         -        -        879,326

   Net change in unrealized gain on
      available-for-sale securities,
      net of deferred income taxes
      of $9,227                               -          -            -           -     17,913         -        -         17,913

   Cash dividends paid                        -          -            -    (308,977)         -         -        -       (308,977)
                                        -------   --------   ----------  ----------   ---------      ---- --------    ----------
Balance at December 31, 2002            309,677   $774,193   $1,530,320  $6,958,247   $ 42,099       700  $(8,276)    $9,296,583
                                        =======   ========   ==========  ==========   =========      ==== ========    ==========








 The accompanying notes are an integral part of these consolidated financial statements.





           PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                                 NEW ROADS, LOUISIANA

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                                       2002             2001             2000
                                                                     -----------      ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $  879,326       $   861,647      $   914,412
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Gain on sales of assets                                        (25,038)           (3,183)         (54,263)
         Net realized gains from sales and maturities
            of available-for-sale securities                                  -            (2,729)             -
         Net accretion of investment security discounts /
            amortization of investment security premiums                  4,623               964
         Provision for loan losses                                            -             4,433              -
         Provision for foreclosed real estate                                 -             9,900           10,200
         Depreciation                                                    59,082            61,823           60,580
         Net changes in operating assets and liabilities:
            Accrued interest receivable                                      56           160,035          (56,399)
            Other assets                                               (351,309)          (97,006)         (12,260)
            Accrued interest payable                                    (58,581)          (68,815)          98,933
            Other liabilities                                            21,148            18,003           21,771
                                                                     -----------      ------------     -----------
               Net cash provided by operating activities                529,307           936,818          983,938
                                                                     -----------      ------------     -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales and maturities of
      available-for-sale securities                                   1,652,663         9,210,274        1,666,912
   Purchases of available-for-sale securities                          (100,000)       (6,340,919)      (2,087,801)
   Net (increase) decrease in interest-bearing deposits in
      other banks                                                      (605,000)         (890,000)         394,000
   Purchase of other stocks                                             (12,700)          (20,500)         (24,300)
   Loan originations and principal collections, net                  (5,653,277)       (1,067,162)      (6,860,676)
   Expenditures on foreclosed real estate                                     -                 -          (30,129)
   Proceeds from sales of foreclosed real estate and other assets       139,859             5,000          863,300
   Purchases of bank premises and equipment                             (28,005)          (40,112)         (21,167)
   Proceeds from sales of bank premises and equipment                         -             8,100              -
                                                                    -----------      ------------      -----------
               Net cash provided by (used in) investing activities   (4,606,460)          864,681       (6,099,861)
                                                                    ===========      ============      ===========





 The accompanying notes are an integral part of these consolidated financial statements.





        PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                              NEW ROADS, LOUISIANA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                                   2002               2001                2000
                                                                ------------       -----------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in noninterest-bearing demand
      deposit accounts, savings accounts, and NOW accounts      $  (498,453)       $(2,629,068)      $   4,094,440
   Net increase (decrease) in time deposits                        (600,181)         1,651,350           3,649,166
   Net increase in other borrowed funds                           4,671,220            (39,900)          1,371,900
   Dividends paid                                                  (308,977)          (308,977)           (293,528)
                                                                ------------       -----------       -------------
      Net cash provided by (used in) financing activities         3,263,609         (1,326,595)          8,821,978
                                                                ------------       -----------       -------------


Net increase (decrease) in cash and due from banks                 (813,544)           474,904           3,706,055

Cash and cash equivalents - beginning of year                     6,544,591          6,069,687           2,363,632
                                                                ------------       -----------       -------------

Cash and cash equivalents - end of year                         $ 5,731,047        $ 6,544,591       $   6,069,687
                                                                ============       ===========       =============

Supplemental disclosures of cash flow information

      Cash paid for interest                                    $   848,442        $ 1,561,551       $   1,414,972
                                                                ============       ===========       =============

      Cash paid for income taxes                                $   447,561        $   463,039       $     466,000
                                                                ============       ===========       =============








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

    Interest-bearing deposits in other banks

    Interest-bearing deposits in other banks mature within one year and are carried at cost, which approximates market.

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

    The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans are charged-off if management considers the collection of principal and interest to be doubtful.

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

    A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Past-due status is determined based on contractual terms.

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

    Reclassification

    Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the current year presentation.


2.  INVESTMENT SECURITIES

  Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. Securities classified as available-for-sale consisted of the following at December 31, 2002:

                               Amortized  Unrealized  Unrealized     Fair
                                  Cost      Gains      Losses       Value
                              ----------  ---------   ----------  ----------
U.S. Treasury securities and
  obligations of other
  governmental entities       $  118,245  $  2,799      $    -    $  121,044
Tax-free municipal bonds         622,500    50,647           -       673,147
Mortgage-backed securities       352,907    10,582         241       363,248
                              ----------  ---------   ----------  ----------
                              $1,093,652  $ 64,028      $  241    $1,157,439
                              ==========  =========   ==========  ==========

  Securities classified as available-for-sale consisted of the following at December 31, 2001:

                              Amortized   Unrealized  Unrealized    Fair
                                 Cost        Gains     Losses       Value
                              ---------   ----------  ----------  ----------
U.S. Treasury securities and
  obligations of other
  governmental entities       $1,418,009    $11,668   $ 4,863     $1,424,814
Tax-free  municipal bonds        670,314     29,950     4,416        695,848
Mortgage-backed securities       562,615      4,783       475        566,923
                              ---------   ----------  ----------  ----------
                              $2,650,938    $46,401   $ 9,754     $2,687,585
                              ==========  =========   ==========  ==========


  The amortized costs and estimated market values of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                    Amortized         Fair
                                       Cost           Value
                                    ----------     ----------
       Within one year              $        -     $       -
       Greater than one but within
         five years                    118,245        121,044
       Greater than five but within
         ten years                     502,500        547,550
       Greater than ten years          120,000        125,597
                                    ----------     ----------
                                       740,745        794,191
       Mortgage-backed securities      352,907        363,248
                                    ----------     ----------
                                    $1,093,652     $1,157,439
                                    ==========     ==========


  Investment securities with carrying values of approximately $914,000 and $195,400 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

3.  LOANS

  The components of loans in the consolidated balance sheets at December 31, 2002 and 2001, were as follows:

                                              2002            2001
                                         ------------    -------------
      Agricultural loans                 $  5,774,399    $   6,280,542
      Commercial loans                     20,629,054       16,820,986
      Real estate loans                     9,202,418        7,538,708
      Consumer loans                        6,476,205        6,397,315
      Overdrafts                              824,525          255,157
      Other                                   368,030          315,371
                                         ------------    -------------
                                           43,274,631       37,608,079
      Less: allowance for loan losses     (  721,999)       (  708,724)
                                         ------------    -------------
           Loans, net                    $ 42,552,632     $ 36,899,355
                                         ============     ============


  Changes in the allowance for loan losses during the years ended December 31, 2002, 2001, and 2000 were as follows:

                                            2002         2001         2000
                                       ------------  -----------  -----------
    Balance - beginning of year        $   708,724   $  825,337   $  801,545
    Provision (credit) for loan losses           -        4,433            -
    Loans charged-off                    (  25,469)   ( 153,049)   (  37,871)
    Recoveries                              38,744       32,003       61,663
                                       ------------  -----------  -----------
    Balance - end of year               $  721,999   $  708,724   $  825,337
                                       ============  ===========  ===========


  At December 31, 2002 and 2001, the total recorded investment in loans on nonaccrual amounted to approximately $279,000 and $226,000, respectively, and the total recorded investment in loans past due ninety days or more and still accruing interest amounted to approximately $72,353 and $289,517, respectively. At December 31, 2002 and 2001, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $368,000 and 315,000, respectively. The average recorded investment in impaired loans during 2002 and 2001 was approximately $324,000 and $331,000, respectively, and the total allowances for loan losses related to these impaired loans was approximately $46,500 and $31,100, at December 31, 2002 and 2001, respectively. The Bank is not committed to lend additional funds to debtors whose loans have been modified.

  Interest income on impaired loans, which is recognized when cash payments are received, totalled approximately $10,500, $6,500, and $5,000 during the years ended December 31, 2002, 2001, and 2000, respectively.

  The Bank transferred $36,000 and $774,308 of real estate acquired in settlements of loans to other real estate owned and other assets during the years ended December 31, 2001 and 2000, respectively.

4.  BANK PREMISES AND EQUIPMENT

  Major classifications of bank premises and equipment at December 31, 2002 and 2001, are summarized as follows:

                                             2002           2001
                                        ----------     ----------
     Land                               $  100,081     $  100,081
     Buildings and improvements            909,560        894,923
     Equipment                             535,830        522,462
                                        ----------     ----------
                                         1,545,471      1,517,466
     Less: accumulated depreciation    ( 1,015,950)      (956,868)
                                        ----------     ----------
                                        $  529,521     $  560,598
                                        ==========     ==========


  Depreciation  expense  amounted  to $59,082,  $61,823,  and  $60,580
  during   the  years  ended  December  31,  2002,  2001,  and   2000,
  respectively.


5. DEPOSITS

  Deposits at December 31, 2002 and 2001, are summarized below:

                                     2002           2001
                                 -----------    -----------
     Demand deposit accounts     $ 7,250,018    $ 7,388,169
     NOW accounts                  5,558,112      6,310,655
     Savings accounts              6,541,412      6,149,171
     Time accounts                16,980,177     17,580,358
                                 -----------    -----------
                                 $36,329,719    $37,428,353
                                 ===========    ============

  At December 31, 2002, the scheduled maturities of all outstanding certificates of deposit were as follows:

          Year ending
         December 31st                Amount
         -------------            ------------
              2003                $14,502,238
              2004                    977,745
              2005                    105,621
              2006                    532,363
              2007                    862,210
                                  $16,980,177

  Included in deposits are approximately $5,502,000 and $5,228,500 of certificates of deposit in excess of $100,000 at December 31, 2002 and 2001, respectively. Interest expense on such deposits was approximately $149,000, $346,400, and $286,500 during the years ended December 31, 2002, 2001, and 2000, respectively.

6.OTHER BORROWED FUNDS

  The Bank has established a line-of-credit for approximately $17,750,000 with the Federal Home Loan Bank (FHLB) to provide an additional source of operating capital. The current advances, which totalled $7,003,220 and $2,332,000 at December 31, 2002 and 2001,
  respectively, bore interest at variable rates ranging from 1.42% to 3.84%, and are scheduled to mature as follows:

             Year ending
            December 31st              Amount
          ---------------         ---------------
                  2003            $    1,750,000
                  2004                 1,000,000
                  2005                 2,753,220
                  2006                         -
                  2007                   500,000
           2008 and after              1,000,000
                                  ---------------
                                  $    7,003,220
                                  ===============


  This indebtedness is secured by $435,900 of FHLB stock owned by the Bank and a portion of its loan portfolio.

  The Bank has utilized $1,620,000 of its line-of-credit with the Federal Home Loan Bank to acquire letters-of-credit which it has used to secure public deposits.


7.   INCOME TAXES

  The source and tax effect of items reconciling income tax expense to the amount computed by applying the federal income tax rates in effect to income before income tax expense for the years ended December 31, 2002, 2001, and 2000 were as follows:




                                  2002                   2001                  2000
                          --------------------  --------------------   ------------------
                            Amount       %        Amount        %       Amount        %
                           ----------   ------  ----------   ------    -----------  ------
Income before income
  tax  expense             $1,309,085   100.0%  $1,286,829   100.0%    $1,387,070   100.0%
                           ==========   ======  ==========   ======    ==========   ======
Income tax expense at
  statutory  rate          $  445,089    34.0%  $  437,522    34.0%    $  471,604    34.0%
Tax-exempt interest income
  and nondeductible
  interest cost              ( 12,216)   (0.9)  (    9,722)  ( 0.7 )   (    9,438)  ( 0.7 )
Other                        (  3,114)   (0.3)  (    2,618)  ( 0.2 )       10,492     0.8
                           ----------   ------  ----------   ------    -----------  ------
                           $  429,759    32.8%  $  425,182    33.1%    $  472,658    34.1%
                           ==========   ======  ==========   ======    ==========   ======





7.   INCOME TAXES (continued)

  The components of income tax expense during the years ended December 31, 2002, 2001, and 2000 were as follows:


                                         2002         2001         2000
                                     ----------   ----------    ----------
     Current tax expense             $  426,069   $  403,235    $  486,253
     Deferred tax expense (benefit)       3,690       21,947       (13,595)
                                     ----------   ----------    ----------
                                     $  429,759   $  425,182    $  472,658
                                     ==========   ==========    ==========


  Bancshares  records  deferred income taxes  on  the  tax  effect  of temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is less than fifty percent probable. Deferred tax assets (liabilities) were comprised of the following at December 31, 2002 and 2001:

                                                      2002         2001
                                                   ----------   ----------
     Depreciation                                  ($108,024)   ($107,006)
     Stock dividends                               (  28,567)   (  24,247)
     Unrealized gains on securities                (  21,688)   (  12,461)
                                                   ----------   ----------
     Gross deferred tax liability                  ( 158,279)   ( 143,714)
                                                   ----------   ----------
     Reserve for loan losses                          79,409       79,409
     Write-downs of foreclosed property               18,924       27,627
     Deferred compensation                            57,970       47,619
                                                   ----------   ----------
     Gross deferred tax assets                       156,303      154,655
     Less: deferred tax assetvaluation allowance           -           -
                                                   ----------   ----------
       Net deferred tax asset (liability)          ($  1,976)    $ 10,941
                                                   ==========   ==========

8. EMPLOYEE BENEFITS

  The Bank maintains a 401(k) savings plan for which the majority of its employees are eligible. The employer contributes to the plan based on the discretion of the Board of Directors. The Bank matches 50% of employee contributions up to 6% of each employee's salary. The Bank recognized expenses relating to this plan of approximately $14,000, $16,000, and $16,700 during the years ended December 31, 2002, 2001, and 2000, respectively.

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

  Commitments to Extend Credit

    Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. At December 31, 2002, unfunded loan commitments totalled approximately $3,283,000.

    Unfunded commitments under commercial lines-of-credit, revolving
    credit  lines  and overdraft          protection agreements  are
    commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

    Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 2002, commitments under standby letters of credit totalled approximately $187,000. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting these commitments if deemed necessary. Because these instruments have fixed maturity dates, they do not generally present any significant liquidity risk to the Bank.

    The Bank has not been required to perform on any financial guarantees during the past three years. The Bank did not incur any losses on such commitments during either 2002, 2001, or 2000.


  The estimated fair values of Bancshares's financial instruments at December 31, 2002 and 2001, were as follows (in thousands):

                                              2002               2001
                                     ------------------   ---------------
                                     Carrying     Fair    Carrying   Fair
                                      Amount     Value     Amount   Value
Financial assets:
  Cash and due from banks, interest
    bearing deposits in other banks,
    and federal funds sold            $ 7,226  $  7,226  $  7,435  $  7,435
  Securities available-for-sale         1,157     1,157     2,688     2,688
  Loans receivable (net)               42,553    42,553    36,899    37,262
  Accrued interest receivable             461       461       461       461

Financial liabilities:
  Deposit liabilities                  36,330    36,505    37,428    37,585
  Other borrowed funds                  7,003     7,031     2,332     2,332
  Accrued interest payable                 86        86       144       144

10.    RELATED PARTY TRANSACTION

  In the ordinary course of business, certain officers and directors of the Bank and companies in which they have 10% or more beneficial ownership maintain a variety of banking relationships with the Bank. An analysis of activity during 2002, 2001, and 2000 with respect to loans to officers and directors of the Bank is as follows:

                                      2002          2001          2000
                                  -----------   -----------   -----------
    Balance - beginning of year   $ 1,339,399   $ 1,353,120   $ 1,441,636
       Additions                    1,260,682     1,380,886       492,406
       Payments                     ( 866,940)   (1,394,607)    ( 580,922)
                                  -----------   -----------   -----------
     Balance - end of year        $ 1,733,141   $ 1,339,399   $ 1,353,120
                                  ===========   ===========   ===========


  Included in deposits are deposits from directors, officers, their immediate families, and related companies. These accounts totalled approximately $1,573,000 and $1,499,000 at December 31, 2002 and 2001, respectively.


11. RESTRICTIONS OF RETAINED EARNINGS

  The Bank, as a state chartered Bank, is subject to the dividend restrictions set forth by the Commissioner. Under such restrictions, the Bank may not, without the prior approval of the Commissioner, declare dividends in excess of the sum of the current year's retained net earnings (as defined) plus the retained net earnings (as defined) from the prior year. The Bank can declare, without the approval of the Commissioner, dividends totalling $417,658 more than its retained net earnings during the year ending December 31, 2003.


12.  MINIMUM REGULATORY CAPITAL MATTERS

  Both the Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2002 and 2001, both the Company and the Bank meets all capital adequacy requirements to which it is subject.

  The most recent notification from the Federal Deposit Insurance Corporation (as of September 30, 2001) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

  Capital amounts and ratios as of December 31, 2002 and 2001, are presented below:



                                                                                      To be well
                                                                  For capital      capitalized under
                                                                   adequacy        prompt corrective
                                                Actual             purposes        action provisions
                                          ----------------    -----------------    --------------------
                                          Amount     Ratio    Amount     Ratio     Amount      Ratio
                                          ---------  ------  ---------  --------   ---------   --------
As of December 31, 2002:
 Total capital (to risk-weighted assets):
    Consolidated                          $9,757,690  25.1%  3,111,183  >/= 8.0%   N/A         N/A
      Bank only                            6,759,000  17.4%  3,111,280  >/= 8.0%   3,889,100   >/= 10.0%
 Tier I capital (to risk-weighted assets):
    Consolidated                           9,243,049  23.8%  1,555,092  >/= 4.0%   N/A         N/A
      Bank only                            6,271,000  16.1%  1,555,640  >/= 4.0%   2,333,460   >/= 6.0%
 Tier I capital (to average assets):
    Consolidated                           9,243,049  17.5%  2,110,012  >/= 4.0%   N/A         N/A
      Bank only                            6,271,000  11.9%  2,108,360  >/= 4.0%   2,635,450   >/= 5.0%

As of December 31, 2001:
 Total capital (to risk-weighted assets):
    Consolidated                           9,141,611  25.4%  2,874,880  >/= 8.0%   N/A         N/A
      Bank only                            6,302,783  17.6%  2,873,040  >/= 8.0%   3,591,300   >/= 10.0%
 Tier I capital (to risk-weighted assets):
    Consolidated                           8,692,411  24.2%  1,437,440  >/= 4.0%   N/A         N/A
      Bank Only                            5,853,870  16.3%  1,436,520  >/= 4.0%   2,154,780   >/= 6.0%
 Tier I capital (to average assets):
    Consolidated                           8,692,411  17.8%  1,957,280  >/= 4.0%   N/A         N/A
      Bank only                            5,853,870  12.0%  1,952,720  >/= 4.0%   2,440,900   >/= 5.0%




13.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

  Most of the Bank's business activity is with customers located within Pointe Coupee Parish. As of December 31, 2002, the Bank's receivables from, guarantees of, and obligations from agriculture loans made to sugar cane, cotton, and wheat farmers were considered a concentration. These loans are generally secured by assets or farm crops, and a large majority of these loans are 90% guaranteed by the Farm Service Agency. The loans are expected to be repaid from cash flow or proceeds from the sale of crops. Loan losses arising from lending transactions with farmers compare favorably with the Bank's loan loss experience on its loan portfolio as a whole.

  The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

  The contractual amounts of credit-related financial instruments, such as commitments to extend credit and letters of credit, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.


14.    SUPPLEMENTAL EXPENSE ITEMS

  Supplemental expense items during the years ended December 31, 2002, 2001, and 2000 were as follows:


                                2002        2001        2000
                             ----------  ----------   ----------
     Director fees           $   93,025  $   98,725   $   93,025
                             ==========  ==========   ==========
     Professional fees       $   77,400  $   76,235   $   76,690
                             ==========  ==========   ==========

   PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                          NEW ROADS, LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. BANK ONLY FINANCIAL STATEMENTS




                     STATEMENTS OF FINANCIAL CONDITION
                         DECEMBER 31, 2002 AND 2001


               ASSETS

                                                                             2002                  2001
                                                                         ------------         -------------
Cash and due from banks                                                  $  1,356,047         $   1,669,591
Federal funds sold                                                          4,375,000             4,875,000
                                                                         ------------         -------------
     Cash and cash equivalents                                              5,731,047             6,544,591

Interest bearing deposits in other banks                                    1,495,000               890,000
Securities available-for-sale                                               1,127,227             2,598,460
Federal Home Loan Bank Stock, at cost                                         435,900               423,200
Loans, less allowances for loan losses of $721,999 and $708,724
     at December 31, 2002 and 2001, respectively                           42,552,632            36,899,355
Bank premises and equipment, net                                              529,521               560,598
Accrued interest receivable                                                   461,065               460,813
Other assets                                                                  532,628               308,654
                                                                         ------------         -------------
               Total assets                                              $ 52,865,020         $  48,685,671
                                                                         ============         =============

   LIABILITIES AND STOCKHOLDER'S EQUITY


Liabilities:
     Deposits
          Noninterest-bearing                                            $ 10,202,887         $  10,133,839
          Interest-bearing                                                 29,079,700            30,040,184
                                                                         ------------         -------------
               Total deposits                                              39,282,587            40,174,023

Other borrowed funds                                                        7,003,220             2,332,000
Accrued interest payable                                                       85,913               144,494
Other liabilities                                                             179,715               158,229
                                                                         ------------         -------------
               Total liabilities                                           46,551,435            42,808,746
                                                                         ------------         -------------

Stockholder's equity:
     Common stock; $2.50 par value; 1,000,000 shares authorized;
          309,677 shares issued and outstanding                               774,193               774,193
     Capital surplus                                                        3,475,808             3,475,808
     Undivided profits                                                      2,021,527             1,603,869
     Accumulated other comprehensive income                                    42,057                23,055
                                                                         ------------         -------------
               Total stockholder's equity                                   6,313,585             5,876,925
                                                                         ------------         -------------

                    Total liabilities and stockholder's equity           $ 52,865,020         $  48,685,671
                                                                         ============         =============




   PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                      NEW ROADS, LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. BANK ONLY FINANCIAL STATEMENTS (continued)



         STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000



                                                           2002              2001               2000
                                                      ------------       -----------         ---------
INTEREST INCOME
    Interest and fees on loans                        $  2,876,168       $ 3,307,850         3,437,670
    Interest on available-for-sale securities               82,737           224,373           313,749
    Interest on federal funds sold                          38,965           131,605            74,994
    Interest on deposits in other banks                     44,077             6,231            11,545
                                                      ------------       -----------         ---------
       Total interest income                             3,041,947         3,670,059         3,837,958
                                                      ------------       -----------         ---------

INTEREST EXPENSE
    Interest on deposits                                   704,152         1,401,522         1,363,628
    Other borrowed funds                                    84,933            90,956           138,080
    Interest on federal funds purchased                        776               258            12,197
                                                      ------------       -----------         ---------
       Total interest expense                              789,861         1,492,736         1,513,905
                                                      ------------       -----------         ---------

NET INTEREST INCOME                                      2,252,086         2,177,323         2,324,053

    Provision for loan losses                                   -              4,433                 -
                                                      ------------       -----------         ---------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              2,252,086         2,172,890         2,324,053
                                                      ------------       -----------         ---------

NONINTEREST INCOME
    Service charges on deposit accounts                    166,032           162,094           161,247
    Other service charges and fees                         452,237           388,593           394,498
    Net gain on sales of loans                                   -           174,101            20,736
    Net realized gains on sales of
       available-for-sale securities                             -             2,729               -
    Other income                                           121,531            78,690           131,538
                                                      ------------       -----------         ---------
                                                           739,800           806,207           708,019
                                                      ------------       -----------         ---------



    PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                       NEW ROADS, LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. BANK ONLY FINANCIAL STATEMENTS (continued)



        STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                       2002                2001               2000
                                                  ------------       -------------       ------------
NONINTEREST EXPENSES
    Salaries and employee benefits                $    889,566       $     879,466       $    899,353
    Occupancy expenses                                 170,828             170,421            153,630
    Data processing expenses                            98,046              94,762             95,342
    Other operating expenses                           511,029             532,469            504,300
                                                  ------------       -------------       ------------
                                                     1,669,469           1,677,118          1,652,625
                                                  ------------       -------------       ------------

INCOME BEFORE INCOME
  TAX EXPENSE                                        1,322,417           1,301,979          1,379,447


    Income tax expense                                 429,759             425,182            470,046
                                                  ------------       -------------       ------------

NET INCOME                                             892,658             876,797            909,401


OTHER COMPREHENSIVE INCOME
    Unrealized holding gains (losses) arising
      during the period, net of taxes                   19,002              13,890             76,984
    Less: reclassification adjustment for
      realized gains                                         -              (2,729)               -
                                                  ------------       -------------       ------------
                                                        19,002              11,161             76,984
                                                  ------------       -------------       ------------

COMPREHENSIVE INCOME                              $    911,660       $     887,958       $    986,385
                                                  ============       =============       ============





    PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                        NEW ROADS, LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. PARENT ONLY FINANCIAL STATEMENTS





                         BALANCE SHEETS
                   DECEMBER 31, 2002 AND 2001

                           ASSETS


                                                                          2002                2001
                                                                     --------------       -------------
Cash in subsidiary bank                                              $   2,952,868        $  2,745,670
Securities available-for-sale                                               30,212              89,125
Accrued interest receivable                                                    163                 471
Investment in subsidiary bank                                            6,313,585           5,876,925
                                                                     --------------       -------------
        Total assets                                                 $   9,296,828        $  8,712,191
                                                                     ==============       =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Due to subsidiary bank                                           $           -        $      3,287
    Other liabilities                                                          245                 583
                                                                     --------------       -------------
        Total liabilities                                                      245               3,870
                                                                     --------------       -------------

STOCKHOLDERS' EQUITY
     Common stock; $2.50 par value; 1,000,000 shares authorized;
        309,677 shares issued; and 308,977 shares outstanding               774,193            774,193
     Capital surplus                                                      1,530,320          1,530,320
     Retained earnings                                                    6,958,247          6,387,898
     Accumulated other comprehensive income                                  42,099             24,186
                                                                     --------------       -------------
                                                                          9,304,859          8,716,597
     Less: 700 shares held in treasury - at cost                             (8,276)            (8,276)
                                                                     --------------       -------------
        Total stockholders' equity                                        9,296,583          8,708,321
                                                                     --------------       -------------

Total liabilities and stockholders' equity                            $   9,296,828       $  8,712,191
                                                                     ==============       =============




    PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                      NEW ROADS, LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. PARENT ONLY FINANCIAL STATEMENTS (continued)



          STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
            YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                        2002              2001            2000
                                                    -----------       -------------     ---------

INCOME
  Interest on available-for-sale securities         $     3,325       $     6,344       $ 21,179
  Interest on loan to subsidiary                              -                 -              -
  Dividends from subsidiary                             475,000         1,100,000              -
                                                    -----------       -------------     ---------
                                                        478,325         1,106,344         21,179
                                                    -----------       -------------     ---------
EXPENSES                                                 16,657            21,494         13,556
                                                    -----------       -------------     ---------

INCOME BEFORE EQUITY (DEFICIT)
  IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                                         461,668         1,084,850          7,623

  Equity (deficit) in undistributed earnings
    of subsidiary                                       417,658          (223,203)       909,401
                                                    -----------       -------------     ---------

INCOME BEFORE INCOME
  TAX EXPENSE                                           879,326           861,647        917,024

  Income tax expense                                          -                 -          2,612
                                                    -----------       -------------     ---------

NET INCOME                                              879,326           861,647        914,412

OTHER COMPREHENSIVE INCOME
  Unrealized holding gains (losses) arising
    during the period, net of taxes                      17,913            16,230         80,868
  Less: reclassification adjustment for
    realized gains                                            -            (2,729)             -
                                                    -----------       -------------     ---------
                                                         17,913            13,501         80,868
                                                    -----------       -------------     ---------

COMPREHENSIVE INCOME                                $   897,239       $   875,148       $995,280
                                                    ===========       =============     =========



     PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
                         NEW ROADS, LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. PARENT ONLY FINANCIAL STATEMENTS (continued)



                      STATEMENTS OF CASH FLOWS
          YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000



                                                                       2002            2001                 2000

                                                                    -----------    --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $  879,326     $     861,647       $     914,412
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion of investment security discounts /
        amortization of investment security premiums                       464               824                 712
      Decrease (increase) in other assets                                    -               629                (629)
      Decrease in accrued interest receivable                              308               242               2,828
      Increase (decrease) in other liabilities                          (3,064)                -               2,612
      Undistributed earnings of subsidiaries                          (417,658)          223,203            (909,401)
                                                                    -----------    --------------      --------------
    Net cash provided by operating activities                          459,376         1,086,545              10,534
                                                                    -----------    --------------      --------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale securities             56,799            44,653             328,319
                                                                    -----------    --------------      --------------
    Net cash provided by investing activities                           56,799            44,653             328,319
                                                                    -----------    --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                                      (308,977)         (308,977)           (293,528)
                                                                    -----------    --------------      --------------
    Net cash used in financing activities                             (308,977)         (308,977)           (293,528)
                                                                    -----------    --------------      --------------

Increase in cash                                                       207,198           822,221              45,325

Cash - beginning of year                                             2,745,670         1,923,449           1,878,124

                                                                    -----------    --------------      --------------
Cash - end of year                                                  $2,952,868     $   2,745,670       $   1,923,449
                                                                    ===========    ==============      ==============

