Form 10-Q
period 2003-03-31
PEOPLES BANCSHARES OF POINTE COUPEE PARISH INC
filed 2003-05-09
CIK 720026

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

Commission file number 2-84047

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

POINTE COUPEE PARISH, LA 72-0995027

805 HOSPITAL ROAD, NEW ROADS, LOUISIANA 70760

(225) 638-3713

Common stock, $2.50 Par Value 1,000,000 shares authorized 309,677 issued and 308,977 outstanding as of March 31, 2003.

INDEX

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial statements (Unaudited)

Unaudited consolidated balance sheet as of March 31, 2003.

Unaudited consolidated statement of operations for the three months ended March 31, 2003 and 2002.

Unaudited consolidated statement of cash flows for the three months
Ended March 31, 2003 and 2002.

Notes to unaudited consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Result of Operation's

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2003
(UNAUDITED)

ASSETS

Cash and due from banks	1,401,018.00
Federal Funds Sold	525,000.00

Cash and cash equivalent	1,926,018.00

Interest bearing deposits in other banks	1,595,000.00

Securities available for sale	1,805,063.00

Federal Home Loan Bank Stock, at cost	438,900.00

Loans, less allowance for loan loss of
$735,965.00 at March 31, 2003	45,059,401.00

Accrued interest receivable	480,223.00

Bank premises and equipment, net of
accumulated depreciation	529,183.00

Foreclosed real estate	-

Other assets	608,499.00

TOTAL ASSETS	52,442,287.00

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing	6,950,909.00
Interest-bearing	28,803,323.00
Total deposits	35,754,232.00

Federal funds borrowed	0.00
Other borrowed funds	6,658,702.00
Accrued interest payable	102,137.00
Other liabilities	566,376.00
Total liabilities	43,081,447.00

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock; $2.50 par value; 1,000,000 shares authorized;
309,677 shares issued; and 308,977 shares outstanding	774,193.00
Capital surplus	1,530,320.00
Retained earnings	7,012,217.00
Accumulated other comprehensive income	52,386.00
9,369,116.00
Less: 700 shares held in treasury-at cost	-8,276.00
Total stockholders' equity	9,360,840.00

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	52,442,287.00

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY, NEW ROADS, LA. CONSOLIDATED STATEMENTS OF INCOME & OPERATIONS
(UNAUDITED)

	Three Months Ended Mar 31
INTEREST INCOME	2003	2002
Interest and fees on loans	715,888.00	685,467.00
Interest on available-for-sale securities	20,972.00	31,148.00
Interest on federal funds sold	6,488.00	12,779.00
Interest on deposits in other banks	10,901.00	13,981.00
Total interest income	754,249.00	743,375.00

INTEREST EXPENSE
Interest on deposits	136,344.00	214,449.00
Interest on federal funds purchased	0.00	0.00
Interest on other borrowed funds	41,576.00	11,223.00
	177,920.00	225,672.00

NET INTEREST INCOME	576,329.00	517,703.00

Provision (credit) for loan losses	0.00	0.00

NET INTEREST INCOME AFTER PROVISION
(CREDIT) FOR LOAN LOSSES	576,329.00	517,703.00

NON-INTEREST INCOME
Service charges on deposit accounts	41,155.00	40,386.00
Other service charges and fees	114,123.00	96,066.00
Net gain on sales of loans	0	0
Net realized gains on sales of
available-for-sale securities	0	-
Other Income	36,706.00	26,593.00
Total other income	191,984.00	163,045.00

NON-INTEREST EXPENSE
Salaries and Employee benefits	238,403.00	215,893.00
Occupancy expenses	40,201.00	42,466.00
Data processing expenses	26,304.00	25,867.00
Other operating expenses	127,287.00	117,652.00
Total other expenses	432,195.00	401,878.00

INCOME BEFORE INCOME TAX EXPENSE	336,118.00	278,870.00

Income tax expense	112,000.00	93,000.00

NET INCOME	224,118.00	185,870.00

OTHER COMPREHENSIVE INCOME
unrealized holding gains (losses) arising during
the period net of taxes	10,286.00	-3,934.00

COMPREHENSIVE INCOME	234,404.00	181,936.00

Per common share data:
Net income	0.72	0.60

Cash Dividends	0.55	0

Average number of shares outstanding	308,977	308,977

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAR. 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	224,118.00	185,870.00
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Gain on sale of assets	(824.00)	0
Net realized gain from sale and maturities
of available-for-sale securities	0.00	-
Net accretion of investment security discounts/
amortization of investment security premium	377.00	10,184.00
Provision (credit) for loan losses	0	0.00
Provision for foreclosed real estate	0.00	7,200.00
Depreciation	15,200.00	14,433.00
Net changes in operating assets and liabilities:
Accrued interest receivable	(18,995.00)	7,742.00
Other assets	(81,170.00)	(41,100.00)
Accrued interest payable	16,223.00	7,562.00
Other liabilities	216,271.00	186,055.00
Net cash provided by (used in) operating activities	371,200.00	377,946.00

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of
available-for-sale securities	333,458.00	992,492.00
Purchase of available-for-sale securities	(965,876.00)	-
Net (increase) decrease in interest-bearing deposits in
other banks	(100,000.00)	(1,095,000.00)
Purchase of other stocks	(3,000.00)	(3,200.00)
Loan originations and principal collections, net	(2,506,768.00)	(1,962,491.00)
Expenditures on foreclosed real estate	-	2,700.00
Proceeds from sale of foreclosed real estate and other assets	0.00	0.00
Purchases of bank premises & equipment	(17,788.00)	(3,174.00)
Proceeds form sales of bank premises and equipment	3,750.00	0
Net cash provided by (used in) investment activities	(3,256,224.00)	(2,068,673.00)

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2003 AND 2002

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing demand
deposit accounts, savings accounts, and NOW accounts	218,118.00	2,022,938.00
Net increase (decrease) in time deposits	(793,605.00)	(788,499.00)
Net increase (decrease)in fed funds borrowed	-	0.00
Net increase in other borrowed funds	-344,518.00	(500,000.00)
Proceeds from sale of treasury stock	0	0
Dividends paid	-	-
Net cash provided by (used in) financing activities	(920,005.00)	734,439.00

Net increase (decrease) in cash and cash equivalent	(3,805,029.00)	(956,288.00)

Cash and cash equivalent-beginning of period	5,731,047.00	6,544,591.00

Cash and cash equivalent-end of period	1,926,018.00	5,588,303.00

Supplemental disclosures of cash flow information

Cash paid for interest	161,697.00	218,110.00

Cash paid for income taxes	0.00	0.00

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income taxes

Provisions for income taxes are based on taxes payable or refundable for thecurrent year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

Fair values of financial instruments

Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.   In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments from it disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Bancshares.

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
AS OF MARCH 31, 2003 AND 2002

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

NOTE IV:        COMMITMENTS

In the normal course of business, commitments under letters of credit outstanding were $35,075.00 at March 31, 2003 and $209,530.00 at March 31, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

            YEAR TO DATE NET INCOME THROUGH MARCH 31, 2003 WAS $224,117.58.  CONTINUED STRONG EARNINGS ARE THE RESULTS OF A REDUCTION IN PROBLEM ASSESTS, THEREBY DECREASING THE NEED FOR LOAN LOSS EXPENSES AND THE CONTINUED INTEREST RATE SPREAD OR MARGIN IN WHICH WE ARE NOW OPERATING.

            MANAGEMENT CONTINUES TO PLACE STRONG EMPHASIS ON CREDIT QUALITY AND LOAN LOSS PROVISIONS.

/s/ STEPHEN P. DAVID
_______________________
STEPHEN P. DAVID
PRESIDENT/CEO

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDING

No legal proceedings have been instituted against the Company at this time

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

Peoples Bancshares of Pointe Coupee Parish, Inc.

May 9, 2003	/s/ Stephen P. David
Date	Stephen P. David
President/C.E.O.

May 9, 2003	/s/ Joyce A. York
Date	Joyce A. York
Senior Vice President/Cashier