Form 10-Q
period 2003-06-30
PEOPLES BANCSHARES OF POINTE COUPEE PARISH INC
filed 2003-08-07
CIK 720026

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended June 30, 2003

Commission file number 2-84047

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

POINTE COUPEE PARISH, LA 72-0995027

805 HOSPITAL ROAD, NEW ROADS, LOUISIANA 70760

(225) 638-3713

Common stock, $2.50 Par Value 1,000,000 shares authorized 309,677 issued and 308,977 outstanding as of June 30, 2003.

INDEX

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial statements (Unaudited)
Unaudited consolidated balance sheet as of June 30, 2003.
Unaudited consolidated statement of operations for the six months period ended June 30, 2003 and 2002.
Unaudited consolidated statement of cash flows for the six months period ended June 30, 2003 and 2002.
Notes to unaudited consolidated financial statements.
Item 2.	Management's Discussion and Analysis of Financial Condition and Result of Operation's
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders

PEOPLES BANCSHARES OF Pointe Coupee Parish, Inc.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2003
(UNAUDITED) ASSETS

Cash and due from banks	1,754,779.00
Federal Funds Sold	2,625,000.00

Cash and cash equivalent	4,379,779.00

Interest bearing deposits in other banks	999,000.00

Securities available for sale	1,366,827.00

Federal Home Loan Bank Stock, at cost	444,300.00

Loans, less allowance for loan loss of
$741,281.00 at June 30, 20002	45,889,701.00

Accrued interest receivable	436,657.00

Bank premises and equipment, net of
accumulated depreciation	508,257.00

Foreclosed real estate	0

Other assets	831,903.00

TOTAL ASSETS	54,856,424.00

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Deposits
Noninterest-bearing	6,968,896.00
Interest-bearing	31,082,086.00
Total deposits	38,050,982.00

Federal funds borrowed	0.00
Other borrowed funds	6,564,666.00
Accrued interest payable	95,842.00
Other liabilities	575,216.00
Total liabilities	45,286,706.00

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock; $2.50 par value; 1,000,000 shares authorized;
309,677 shares issued; and 308,977 shares outstanding	774,193.00
Capital surplus	1,530,320.00
Retained earnings	7,207,705.00
Accumulated other comprehensive income	65,776.00
9,577,994.00
Less: 700 shares held in treasury-at cost	-8,276.00
Total stockholders' equity	9,569,718.00

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	54,856,424.00

CONSOLIDATED STATEMENTS OF INCOME
PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
AND SUBSIDIARY, NEW ROADS, LA.
(UNAUDITED)

	Six months Ended June 30
INTEREST INCOME	2003	2002

Interest and fees on loans	1,443,416.00	1,400,607.00
Interest on available-for-sale securities	44,812.00	55,458.00
Interest on federal funds sold	11,887.00	18,341.00
Interest on deposits in other banks	17,788.00	28,878.00
Total interest income	1,517,903.00	1,503,284.00

INTEREST EXPENSE
Interest on deposits	276,319.00	396,323.00
Interest on federal funds purchased	28.00	121.00
Interest on other borrowed funds	83,852.00	20,879.00
	360,199.00	417,323.00

NET INTEREST INCOME	1,157,704.00	1,085,961.00

Provisions (credit) for loan losses	6,000.00	0.00

NET INTEREST INCOME AFTER PROVISION
(CREDIT) FOR LOAN LOSSES	1,151,704.00	1,085,961.00

NON-INTEREST INCOME
Service charges on deposit accounts	323,861.00	81,912.00
Other service charges and fees	16,539.00	209,273.00
Net gain on sales of loans	0	0
Net realized gains on sales of
available-for-sale securities	0	0
Other Income	43,241.00	70,515.00
Total other income	383,641.00	361,700.00

NON-INTEREST EXPENSE
Salaries and Employee benefits	474,573.00	430,535.00
Occupancy expenses	90,894.00	94,206.00
Data processing expenses	51,729.00	50,474.00
Other operating expenses	275,543.00	244,148.00
Total other expenses	892,739.00	819,363.00

INCOME BEFORE INCOME TAX EXPENSE	642,606.00	628,298.00

Income tax expense	223,000.00	211,000.00

NET INCOME	419,606.00	417,298.00

OTHER COMPREHENSIVE INCOME
unrealized holding gains (losses) arising during
the period net of taxes	23,717.00	13,567.00
	23,717.00	13,567.00

COMPREHENSIVE INCOME	443,323.00	430,865.00

Per common share data:
Net income	1.36	1.35

Cash Dividends	0.55	0.55

Average number of shares outstanding	308,977	308,977

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	419,606.00	417,298.00
Adjustments to reconcile net income to net cash
provided by operating activities
Gain on sale of assets	-824.00	0
Net realized gain from sale and maturities
of available-for-sale securities	0.00	0
Net accretion of investment security discounts/
amortization of investment security premium	986.00	(24,538.00)
Provisions (credit) for loan losses	6,000.00	0.00
Provisions for foreclosed real estate	0.00	4,360.00
Depreciation	29,591.00	28,898.00
Net changes in operating assets and liabilities:
Accrued interest receivable	24,575.00	(6,230.00)
Other assets	(70,166.00)	(16,275.00)
Accrued interest payable	9,929.00	(54,805.00)
Other liabilities	166,426.00	156,377.00
Net cash provided by operating activities	586,123.00	505,085.00

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of
available-for-sale securities	941,392.00	1,296,000.00
Purchase of available-for-sale securities	(1,115,873.00)	(71,426.00)
Net (increase) decrease in interest-bearing deposits in
other banks	496,000.00	(798,000.00)
Purchase of other stocks	(8,400.00)	-6,300.00
Loan originations and principal collections, net	(3,343,068.00)	(4,074,875.00)
Expenditures on foreclosed real estate	0	0
Proceeds from sale of foreclosed real estate and other assets	0.00	135,000.00
Purchases of bank premises & equipment	(23,963.00)	(23,114.00)
Proceeds from sales of bank premises and equipment	3,750.00	0
Net cash provided by (used in) investment activities	(3,050,162.00)	(3,542,715.00)

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS JUNE 30, 2003 AND 2002

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing demand
deposit accounts, savings accounts, and NOW accounts	1,310,566.00	(423,253.00)
Net increase (decrease) in time deposits	410,696.00	(2,534,589.00)
Net increase (decrease) in fed funds borrowed	-	100,000.00
Net increase in other borrowed funds	-438,554.00	1,000,000.00
Proceeds from sale of treasury stock	0	0
Dividends paid	(169,937.00)	(169,937.00)
Net cash provided by (used in) financing activities	1,112,771.00	(2,027,779.00)

Net increase (decrease) in cash and cash equivalent	(1,351,268.00)	(5,062,481.00)

Cash and cash equivalent-beginning of year	5,731,047.00	6,544,591.00

Cash and cash equivalent-end of year	4,379,779.00	1,482,110.00

Supplemental disclosures of cash flow information

Cash paid for interest	350,270.00	472,129.00

Cash paid for income taxes	200,000.00	184,561.00

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
AS OF June 30, 2003 AND 2002

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

NOTE IV:         COMMITMENTS

In the normal course of business, commitments under letters of credit outstanding were $158,942.00 at June 30, 2003 and $204,575.00 at June 30, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

            YEAR TO DATE NET INCOME THROUGH JUNE 30, 2003 WAS $419,606.00.  CONTINUED STRONG EARNINGS ARE THE RESULTS OF A REDUCTION IN PROBLEM ASSESTS, THEREBY DECREASING THE NEED FOR LOAN LOSS EXPENSES AND THE CONTINUED INTEREST RATE SPREAD OR MARGIN IN WHICH WE ARE NOW OPERATING.

            MANAGEMENT CONTINUES TO PLACE STRONG EMPHASIS ON CREDIT QUALITY AND LOAN LOSS PROVISIONS.

STEPHEN P. DAVID
STEPHEN P. DAVID PRESIDENT/CEO

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDING
No legal proceedings have been instituted against the Company at this time.
ITEM 2	CHANGES IN SECURITIES
No changes in securities as of this date.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
No defaults upon securities as of this date.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters have been put to a vote of the security holders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancshares of Pointe Coupee Parish, Inc.

August 5, 2003                                                            /s/Stephen P. David
Date                                                                            Stephen P. David
                                                                                   President/C.E.O.

August 5, 2003                                                           /s/Joyce A. York
Date                                                                            Joyce A. York
                                                                                   Senior Vice President/Cashier