Form 10-Q
period 2003-09-30
PEOPLES BANCSHARES OF POINTE COUPEE PARISH INC
filed 2003-11-14
CIK 720026

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2003

Commission file number 2-84047

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

POINTE COUPEE PARISH, LA 72-0995027

805 HOSPITAL ROAD, NEW ROADS, LOUISIANA 70760

(225) 638-3713

Common stock, $2.50 Par Value 1,000,000 shares authorized 309,677 issued and 308,977 outstanding as of September 30, 2003.

INDEX

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.

PART I. FINANCIAL INFORMATION

Item 1.              Financial statements (Unaudited)

Unaudited consolidated balance sheet as of September 30, 2003.

Unaudited consolidated statements of income for the nine months ended
September 30, 2003 and 2002.

Unaudited consolidated statement of cash flows for the nine months ended
September 30, 2003 and 2002.

Notes to unaudited consolidated financial statements as of September 30, 2003 and 2002.

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
CONSOLIDATED BALANCE SHEET
AS OF SEPT 30, 2003
(UNAUDITED)

ASSETS

Cash and due from banks	1,932,046.00
Federal Funds Sold	3,575,000.00

Cash and cash equivalents	5,507,046.00

Interest bearing deposits in other banks	699,000.00

Securities available for sale	1,318,350.00

Federal Home Loan Bank Stock, at cost	444,300.00

Loans, less allowance for loan loss of	47,631,438.00
$619,665.00 at Sept. 30, 2003

Accrued interest receivable	485,382.00

Bank premises and equipment, net of	504,361.00
accumulated depreciation

Foreclosed real estate	6,000.00

Other assets	674,533.00

TOTAL ASSETS	57,270,410.00

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Deposits
Noninterest-bearing	7,021,742.00
Interest-bearing	33,413,104.00
Total deposits	40,434,846.00

Federal funds borrowed	0.00
Other borrowed funds	6,471,107.00
Accrued interest payable	93,261.00
Other liabilities	487,685.00
Total liabilities	47,486,899.00

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock; $2.50 par value; 1,000,000 shares authorized;	774,193.00
309,677 shares issued; and 308,977 shares outstanding
Capital surplus	1,530,320.00
Retained earnings	7,435,436.00
Accumulated other comprehensive income	51,838.00
9,791,787.00
Less: 700 shares held in treasury-at cost	-8,276.00
Total stockholders' equity	9,783,511.00

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	57,270,410.00

CONSOLIDATED STATEMENTS OF INCOME
PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
AND SUBSIDIARY, NEW ROADS, LA.
(UNAUDITED)

	Nine months Ended Sept 30
INTEREST INCOME	2003	2002
Interest and fees on loans	2,195,494.00	2,138,419.00
Interest on available-for-sale securities	59,737.00	77,170.00
Interest on federal funds sold	18,792.00	24,773.00
Interest on deposits in other banks	23,056.00	37,693.00
Total interest income	2,297,079.00	2,278,055.00

INTEREST EXPENSE
Interest on deposits	416,389.00	553,447.00
Interest on federal funds purchased	28.00	775.00
Interest on other borrowed funds	125,481.00	45,796.00
	541,898.00	600,018.00

NET INTEREST INCOME	1,755,181.00	1,678,037.00

Provisions (credit) for loan losses	12,000.00	0.00

NET INTEREST INCOME AFTER PROVISION
(CREDIT) FOR LOAN LOSSES	1,743,181.00	1,678,037.00

NON-INTEREST INCOME
Service charges on deposit accounts	131,576.00	125,075.00
Other service charges and fees	375,844.00	333,453.00
Net gain on sales of loans	0	0
Net realized gains on sales of
available-for-sale securities	0	-
Other Income	77,932.00	73,877.00
Total other income	585,352.00	532,405.00

NON-INTEREST EXPENSE
Salaries and Employee benefits	707,290.00	649,771.00
Occupancy expenses	128,647.00	126,243.00
Data processing expenses	75,448.00	74,382.00
Other operating expenses	428,811.00	361,830.00
Total other expenses	1,340,196.00	1,212,226.00

INCOME BEFORE INCOME TAX EXPENSE	988,337.00	998,216.00

Income tax expense	341,000.00	340,000.00

NET INCOME	647,337.00	658,216.00

OTHER COMPREHENSIVE INCOME
unrealized holding gains (losses) arising during
the period net of taxes	9,739.00	26,149.00

COMPREHENSIVE INCOME	657,076.00	684,365.00

Per common share data:

Comprehensive Income Per Share	2.13

Net Income	2.10	2.13

Cash Dividends	0.55	0.55

Average number of shares outstanding	308,977	308,977

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC. AND SUBSIDIARY
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPT. 30, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	647,337.00	658,217.00
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Gain on sale of assets	(824.00)	(25,038.00)
Net realized gain from sale and maturities
of available-for-sale securities		-
Net accretion of investment security discounts/
amortization of investment security premium	1,354.00	3,222.00
Provisions (credit) for loan losses	12,000.00	0.00
Provisions for foreclosed real estate	0.00	4,360.00
Depreciation	44,539.00	43,691.00
Net changes in operating assets and liabilities:
Accrued interest receivable	(24,149.00)	(39,586.00)
Other assets	(102,660.00)	(369,648.00)
Accrued interest payable	7,348.00	(39,020.00)
Other liabilities	269,049.00	180,917.00
Net cash provided by (used in) operating activities	853,994.00	417,115.00

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of
available-for-sale securities	968,378.00	1,874,023.00
Purchase of available-for-sale securities	(1,115,873.00)	(377,629.00)
Net (increase) decrease in interest-bearing deposits in
other banks	796,000.00	(4,000.00)
Purchase of other stocks	(8,400.00)	(9,500.00)
Loan originations and principal collections, net	(5,090,806.00)	(5,914,815.00)
Expenditures on foreclosed real estate	-	4,360.00
Proceeds from sale of foreclosed real estate and other assets	0.00	135,000.00
Purchases of bank premises & equipment	(34,121.00)	(24,971.00)
Proceeds form sales of bank premises and equipment	3,750.00	0
Net cash provided by (used in) investment activities	(4,481,072.00)	(4,317,532.00)

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC
NEW ROADS, LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

CASH FLOWS FROM FINANCING ACTIVITIES	2003	2002
Net increase (decrease) in noninterest-bearing demand
deposit accounts, savings accounts, and NOW accounts	2,578,872.00	(745,069.00)
Net increase in time deposits	1,526,255.00	(1,701,314.00)
Net increase in fed funds borrowed	-	0.00
Net increase in other borrowed funds	-532,113.00	3,730,224.00
Proceeds from sale of treasury stock	0	0
Dividends paid	(169,937.00)	(169,937.00)
Net cash provided by (used in) financing activities	3,403,077.00	1,113,904.00

Net increase (decrease) in cash and due from banks	(224,001.00)	(2,786,513.00)

Cash and cash equivalent-beginning of year	5,731,047.00	6,544,591.00

Cash and cash equivalent-end of year	5,507,046.00	3,758,078.00

Supplemental disclosures of cash flow information

Cash paid for interest	534,550.00	639,039.00

Cash paid for income taxes	315,000.00	314,561.00

PEOPLES BANCSHARES OF POINTE COUPEE PARISH, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003 AND 2002.

NOTE I.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting principles followed by Peoples Bancshares of Pointe Coupee Parish, Inc.and it's wholly owned subsidiary, Peoples Bank and Trust of Pointe Coupee Parish, Louisiana, are those which are generally practiced within the banking industry.  The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis.  The principles which significantly affect the determination of financial position, results of operations, changes in stockholders' equity and changes in financial position are summarized below.

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

LOANS:  Loans are stated at the principal amounts outstanding, less reserve for loan losses.Interest on commercial loans are accrued daily based on the principal outstanding.  The accrual of interest on a loan is discontinued when, in the opinion of management , there is doubt about the ability of the borrower to pay interest or principal. Subsequent interest on such loans are recognized as income only when collected.

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
AS OF SEPTEMBER 30, 2003 AND 2002.

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

NOTE IV:          COMMITMENTS

In the normal course of business, commitments under letters of credit outstanding were
$158,942 at September 30, 2003 and $187,075 at September30, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE NET INCOME THROUGH SEPTEMBER 30, 2003,  WAS $647,337.00  CONTINUED STRONG EARNINGS ARE THE RESULTS OF A REDUCTION IN PROBLEM ASSESTS, THEREBY DECREASING THE NEED FOR LOAN LOSS EXPENSES AND THE CONTINUED INTEREST RATE SPREAD OR MARGIN IN WHICH WE ARE NOW OPERATING.

MANAGEMENT CONTINUES TO PLACE STRONG EMPHASIS ON CREDIT QUALITY AND LOAN LOSS PROVISIONS.

/s/STEPHEN P. DAVID

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

Peoples Bancshares of Pointe Coupee Parish, Inc.

November 13, 2003,                                                 /s/Stephen P. David
Date                                                                            Stephen P. David
                                                                                    President/C.E.O.

November 13, 2003,                                                  /s/Joyce A. York
Date                                                                             Joyce A. York
                                                                                     Senior Vice President/Cashier